Form 10-Q
period 1996-03-31
COPLEY PENSION PROPERTIES VII
filed 1996-05-10
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996    Commission File Number 0-20126




                         COPLEY PENSION PROPERTIES VII;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                           04-3035851
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996


                                     PART I


                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                 March 31, 1996 December 31, 1995
                                 -------------- -----------------

Assets
Real estate investments:
  Joint ventures                   $ 13,373,719    $ 13,489,028
  Property, net                      11,495,839      11,574,071
                                    -----------     -----------
                                     24,869,558      25,063,099

Cash and cash equivalents             3,132,250       3,194,992
Short-term investments                1,571,268       1,524,276
                                    -----------     -----------
                                   $ 29,573,076    $ 29,782,367
                                    ===========      ==========


Liabilities and Partners' Capital

Accounts payable                   $     47,421    $     86,646
Accrued management fee                   60,950          57,713
Deferred disposition fees               478,108         478,108
                                    -----------      ----------
Total liabilities                       586,479         622,467
                                    -----------      ----------


Partners' capital (deficit):
  Limited partners ($892 per unit;
    160,000 units authorized, 42,076
    units issued and outstanding)    29,014,444      29,186,014
  General partners                      (27,847)        (26,114)
                                     -----------     -----------

Total partners' capital              28,986,597      29,159,900
                                    -----------     -----------
                                   $ 29,573,076    $ 29,782,367
                                    ===========     ===========



                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                  Quarter Ended March 31,
                                  ------------------------
                                     1996          1995
                                   -------        ------
Investment Activity
Property rentals                  $   430,711   $    67,163
Property operating expenses          (175,754)       (5,156)
Depreciation and amortization         (87,743)      (22,411)
                                   -----------  ------------
                                      167,214        39,596

Joint venture earnings                293,592       282,759
                                   -----------  ------------

 Total real estate operations         460,806       322,355

Gain on sale of property by
 joint venture                          -           181,974
                                   -----------  ------------

 Total real estate activity           460,806       504,329

Interest on cash equivalents
 and short-term investments            58,874       268,642
                                   -----------  ------------

 Total investment activity            519,680       772,971
                                   -----------  ------------

Portfolio Expenses

Management fees                        60,950        56,578
General and administrative             48,495        51,106
                                   -----------  ------------
                                      109,445       107,684
                                   -----------  ------------

Net Income                        $   410,235   $   665,287
                                   ===========  ============

Net income per limited
 partnership unit                 $      9.65   $     15.65
                                   ===========  ============

Cash distributions per limited
 partnership unit                 $     13.73   $     37.70
                                   ===========  ============

Number of limited partnership
 units outstanding during
 the period                            42,076        42,076
                                   ===========  ============

(See accompanying notes to financial statements)

STATEMENT OF CHANGES IN
PARTNERS' CAPITAL (Deficit)
(Unaudited)

                           Quarter ended March 31,
               ------------------------------------------------
                          1996                   1995
                 ----------------------  --------------------

                   General   Limited      General      Limited
                   Partners  Partners     Partners     Partners
                  ---------  --------     --------     --------

Balance at
  beginning       $(26,114)  $29,186,014 $ (23,295) $33,841,011
  of period

Cash
  Distributions     (5,835)    (577,703)   (5,823)  (1,586,265)

Net income           4,102      406,133     6,653      658,634
                  ---------  ----------- ---------   ----------

Balance at end
  of period       $(27,847)  $29,014,444 $(22,465)  $32,913,380
                  =========  =========== =========  ===========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                           Quarter ended March 31,
                                       -------------------------------
                                            1996            1995
                                         ----------      ----------
Net cash provided by operating
  activities                              $  558,042    $  392,153
                                          -----------   -----------

Cash flows from investing activities:
  Investment in property                      (2,714)        -
  Decrease (increase) in short-term
   investments, net                          (34,532)    2,714,653
  Investment in joint venture                  -           (79,190)
  Net proceeds from sale of investment         -           181,974
  Deposits and deferred property
   acquisition costs                           -          (150,109)
                                           ----------   -----------
     Net cash provided by (used in)
       investing activities                  (37,246)    2,667,328
                                          -----------   -----------

Cash flows from financing activity:
  Distributions to partners                 (583,538)   (1,592,088)
                                          -----------   -----------

Net increase (decrease) in cash
  and cash equivalents                       (62,742)    1,467,393

Cash and cash equivalents:
  Beginning of period                      3,194,992    13,419,447
                                          -----------   -----------

  End of period                           $3,132,250    $14,886,840
                                          ===========   ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired four of the five real estate investments it currently owns prior to 1991, and a fifth property in 1995. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

Note 2 - Real Estate Joint Ventures

The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             -----------------------

                                 March 31, 1996 December 31, 1995
                                --------------- ------------------
Assets
 Real property, at cost less
   accumulated depreciation of
   $6,706,200 and $6,395,506,
   respectively                     $23,070,667   $23,455,289
 Other                              1,431,683      1,421,726
                                   ------------  -------------
                                    24,502,350    24,877,015
Liabilities                           277,997        358,871
                                   ------------- -------------


Net assets                          $24,224,353   $24,518,144
                                    ============  ============

                              Results of Operations

                                       Quarter ended March 31,
                                         1996           1995
                                     -----------    -----------
Revenue

  Rental income                       $1,165,487   $  1,116,799
  Other                                      565            987
                                      ------------ ------------
                                       1,166,052      1,117,786
                                      ------------ ------------


Expenses

  Operating expenses                     399,230        319,783
  Depreciation and amortization          274,618        276,320
                                      ------------ ------------
                                         673,848        596,103
                                      ------------ ------------

Net income                            $  492,204   $    521,683
                                      ============ ============

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property

On April 14, 1995, the Partnership acquired a 174-unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for a total price of $9,605,021. The purchase and sale agreement requires the seller to supplement the monthly rental income generated from the property to the extent such income is less than $125,000 per month during the one year period ending April 13, 1996, but not to exceed $300,000 in total. The shortfall through March 31, 1996 was $108,994, of which $65,941 has been credited against the purchase price; the remainder will be so credited upon receipt.

The following is a summary of the Partnership's property investments:

                                 March 31, 1996   December 31, 1995
                                 -------------    -----------------
Land                             $2,190,969        $ 2,190,969
Buildings and improvements        9,829,005          9,826,291
Accumulated depreciation           (456,208)          (371,106)
Other net liabilities               (67,927)           (72,083)
                                 -----------       ------------
                                 $11,495,839       $11,574,071
                                 ===========       ============

In February, 1995, the Partnership entered into a purchase and sale agreement for the purchase of a research and development facility located in Tempe, Arizona. After completing its due diligence review and further negotiating with the seller, a final agreement could not be reached and the Partnership abandoned the transaction in the second quarter.

Note 4 - Subsequent Event

Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $616,265 ($14.50 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
- - -----------------------------------------------------------
and Results of Operations
- - -------------------------

Liquidity and Capital Resources

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate, the payment of related acquisition costs, and for working capital reserves. The Partnership made seven real estate investments, one of which was sold in 1991 and another in 1994. Through March 31, 1996, capital of $4,544,208 has been returned to the limited partners as a result of these sales.

     At March 31, 1996, the Partnership had $4,703,518 in cash, cash equivalents and short-term investments, of which $616,265 was used for operating cash distributions to partners on April 25, 1996. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $996 to $972 per limited partnership unit during the first quarter of 1995, and then to $892 during the fourth quarter of 1995, with the distribution of proceeds from the sale of Kachina Apartments in 1994. The sales transaction also resulted in the payment of previously accrued, but deferred, management fees of $203,452 to the advisor. Distributions of cash from operations relating to the first quarter of 1996 were made at an annualized rate of 6.5% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1995 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the improvement in cash flow from operations.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $4,000,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

     Form of Real Estate Investment

     Three of the investments in the portfolio are structured as joint ventures; Drilex and Regency Court Apartments are wholly-owned properties. The Kachina Apartments investment, which was sold in 1994, was a joint venture.

     Operating Factors

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased at March 31, 1996, as they were at December 31, 1995 and March 31, 1995.

     The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended the first quarter of 1996 with an occupancy level of 94% and 95%, respectively, unchanged from December 31, 1995. Occupancy at Waterford Apartments was also 94% at March 31, 1995.

     Occupancy at Parkmoor Plaza was 93% at March 31, 1995. It increased to 100% in the second quarter of 1995.


     Investment Results

     Interest on short-term investments and cash equivalents decreased significantly between the first quarter of 1995 and the first quarter of 1996 due to a decrease in the average investment balance as a result of the distribution of sale proceeds from the Kachina sale and the investment in Regency Court Apartments in 1995.

     During the first quarter of 1995, the Partnership received an additional $181,974 in connection with the final settlement of the Kachina joint venture activities, which was recognized as a gain on sale of property by joint venture in the accompanying statement of operations.

     Exclusive of the results from Regency Court Apartments in 1996 ($121,782), total real estate operations for the first quarter of 1996 and 1995 were $339,024 and $322,355, respectively. This increase is primarily due to improved operating results at Parkmoor Plaza as a result of an increase in rental revenue. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective quarterly periods.

     Exclusive of the payment of deferred management fees of $203,452 in 1995, cash flow from operations decreased by approximately $38,000 between the respective first quarters. This change was primarily due to the reduction in short-term investment interest, partially offset by the addition of cash flow from Regency Court and the timing of cash distributions from joint ventures.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first quarter of 1996 and 1995 due to an increase in distributable cash flow. General and administrative expenses did not change significantly between the respective quarters.

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COPLEY PENSION PROPERTIES VII;
                            A REAL ESTATE LIMITED PARTNERSHIP
                            (Registrant)



May 9, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               Managing General Partner,
                               Seventh Copley Corp.



May 9, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Seventh Copley Corp.