Form 10-Q
period 1996-06-30
COPLEY PENSION PROPERTIES VII
filed 1996-08-09
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996    Commission File Number 0-20126




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


- -----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996


                                     PART I


                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                   June 30, 1996   December 31, 1995
                                  --------------   -----------------

Assets
Real estate investments:
  Joint ventures                    $  13,269,294    $  13,489,028
  Property, net                        11,410,329       11,574,071
                                       -----------      -----------
                                       24,679,623       25,063,099

Cash and cash equivalents               3,145,595        3,194,992
Short-term investments                  1,564,804        1,524,276
                                       -----------      -----------
                                    $  29,390,022    $  29,782,367
                                       ===========      ===========


Liabilities and Partners' Capital

Accounts payable                    $      48,398    $      86,646
Accrued management fee                     60,950           57,713
Deferred disposition fees                 478,108          478,108
                                       -----------       ----------
Total liabilities                         587,456          622,467
                                       -----------       ----------


Partners' capital (deficit):
  Limited partners ($892 per unit;
    160,000 units authorized, 42,076
    units issued and outstanding)      28,832,254       29,186,014
  General partners                        (29,688)         (26,114)
                                       -----------      -----------
Total partners' capital                28,802,566       29,159,900
                                       -----------      -----------
                                    $  29,390,022    $  29,782,367
                                       ===========      ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                   Quarter Ended    Six Months Ended     Quarter Ended   Six Months Ended
                                   June 30, 1996     June 30, 1996       June 30, 1995    June 30, 1995
                                   -------------    ---------------      -------------   ---------------
Investment Activity
Property rentals                      $    425,534     $    856,245      $    354,195     $    421,358
Property operating expenses               (167,751)        (343,505)         (109,812)        (114,968)
Depreciation and amortization              (87,743)        (175,486)          (77,205)         (99,616)
                                          ---------       ----------        ----------      -----------
                                           170,040          337,254           167,178          206,774

Joint venture earnings                     308,058          601,650           263,983          546,742
                                         ----------      -----------       -----------      -----------

 Total real estate operations              478,098          938,904           431,161          753,516

Gain on sale of property by
 joint venture                               -                -                13,321          195,295
                                         ----------      -----------       -----------      -----------

 Total real estate activity                478,098          938,904           444,482          948,811

Interest on cash equivalents
 and short-term investments                 59,557          118,431           136,933          405,575
                                         ----------      -----------       -----------       ----------

 Total investment activity                 537,655        1,057,335           581,415        1,354,386
                                         ----------      -----------       -----------       ----------

Portfolio Expenses

Management fees                             60,949          121,899            56,199          112,777
General and administrative                  44,472           92,967            67,848          118,954
                                        -----------     ------------     -------------       ----------
                                           105,421          214,866           124,047          231,731
                                        -----------     ------------     -------------       ----------

Net Income                            $    432,234     $    842,469      $    457,368     $  1,122,655
                                         ==========      ===========       ===========       ==========

Net income per limited partnership
 unit                                 $      10.17     $      19.82      $      10.76     $      26.41
                                         ==========      ===========       ===========       ==========

Cash distributions per limited
 partnership unit                     $      14.50     $      28.23      $      13.46     $      51.16
                                         ==========      ===========       ===========       ==========

Number of limited partnership units
 outstanding during the period              42,076           42,076            42,076           42,076
                                         ==========      ===========       ===========       ==========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)

                      Quarter Ended          Six Months Ended            Quarter Ended              Six Months Ended
                      June 30, 1996           June 30, 1996              June 30, 1995               June 30, 1995
                   -------------------     -------------------       ---------------------       ----------------------

                   General     Limited      General      Limited       General      Limited       General        Limited
                   Partners    Partners     Partners     Partners      Partners     Partners      Partners       Partners
                  ---------    --------     --------     --------      --------    ---------      --------      ---------

Balance at
  beginning       $(27,847)  $29,014,444   $ (26,114)  $29,186,014   $  (22,465)  $32,913,380    $(23,295)    $ 33,841,011
  of period

Cash
  distributions     (6,163)     (610,102)    (11,998)   (1,187,805)      (5,721)     (566,343)    (11,544)      (2,152,608)

Net income           4,322       427,912       8,424        834,045       4,574       452,794      11,227        1,111,428
                  ---------   -----------   ---------    ----------    ---------   -----------   ---------     -----------

Balance at end
  of period       $(29,688)  $28,832,254   $ (29,688)  $28,832,254   $  (23,612)  $32,799,831    $(23,612)    $ 32,799,831
                  =========   ===========   =========   ===========   ==========   ===========   =========      ==========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                          -------------------------------
                                                1996            1995
                                             ----------      ----------
Net cash provided by operating activities   $  1,143,091    $  1,138,391
                                             -----------      -----------

Cash flows from investing activities:
  Investment in property                         32,744       (9,733,113)
  Decrease (increase) in short-term
   investments, net                             (25,429)       2,288,085
  Investment in joint venture                     -              (79,190)
  Net proceeds from sale of investment            -              195,295
                                              ----------      -----------
     Net cash provided by (used in)
       investing activities                       7,315       (7,328,923)
                                             -----------      -----------

Cash flows from financing activity:
  Distributions to partners                  (1,199,803)      (2,164,152)
                                             -----------      -----------

Net decrease in cash
  and cash equivalents                          (49,397)      (8,354,684)

Cash and cash equivalents:
  Beginning of period                         3,194,992       13,419,447
                                             -----------      -----------

  End of period                             $ 3,145,595     $  5,064,763
                                             ===========      ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

Note 2 - Real Estate Joint Ventures

The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             -----------------------

                                     June 30, 1996     December 31, 1995
                                    ---------------    ------------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $6,974,813 and $6,395,506,
     respectively                      $   22,802,054   $   23,455,289
  Other                                     1,361,352        1,421,726
                                         ------------     ------------
                                           24,163,406       24,877,015

Liabilities                                   260,954          358,871
                                         ------------     ------------


Net assets                             $   23,902,452   $   24,518,144
                                         ============     ============

                              Results of Operations
                              ---------------------

                                     Six Months Ended June 30,
                                         1996           1995
                                     -----------    -----------

Revenue
  Rental income                       $2,342,968   $ 2,206,032
  Other                                   2,695         48,020
                                      -----------   -----------
                                      2,345,663      2,254,052
                                      -----------   -----------


Expenses

  Operating expenses                    800,817        719,826
  Depreciation and amortization         549,459        550,338
                                      -----------   -----------
                                      1,350,276      1,270,164
                                      -----------   -----------

Net income                            $ 995,387    $   983,888
                                      ===========   ===========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property

On April 14, 1995, the Partnership acquired a 174-unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for a total price of $9,605,021. The purchase and sale agreement requires the seller to supplement the monthly rental income generated from the property to the extent such income is less than $125,000 per month during the one year period ended April 13, 1996, but not to exceed $300,000 in total.
The total shortfall was $108,994, of which $101,399 has been credited against the purchase price; the remainder will be so credited upon receipt.

The following is a summary of the Partnership's property investments:

                                 June 30, 1996  December 31, 1995
                                 -------------  -----------------
Land                             $ 2,190,969       $   2,190,969
Buildings and improvements         9,793,547           9,826,291
Accumulated depreciation            (541,310)           (371,106)
Other net liabilities                (32,877)            (72,083)
                                  -----------        ------------
                                 $11,410,329       $  11,574,071
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

Note 4 - Subsequent Event

Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $616,265 ($14.50 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

Liquidity and Capital Resources

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate, the payment of related acquisition costs, and for working capital reserves. The Partnership made seven real estate investments, one of which was sold in 1991 and another in 1994. Through June 30, 1996, capital of $4,544,208 has been returned to the limited partners as a result of these sales.

     At June 30, 1996, the Partnership had $4,710,399 in cash, cash equivalents and short-term investments, of which $616,265 was used for operating cash distributions to partners on July 25, 1996. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $996 to $972 per limited partnership unit during the first quarter of 1995, and then to $892 during the fourth quarter of 1995, with the distribution of proceeds from the sale of Kachina Apartments in 1994. The sales transaction also resulted in the payment of previously accrued, but deferred, management fees of $203,452 to the advisor. Distributions of cash from operations relating to the first and second quarters of 1996 were made at an annualized rate of 6.5% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1995 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution. The increase in the distribution rate results from the attainment of appropriate cash reserve levels.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $4,100,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investment

     Three of the investments in the portfolio are structured as joint ventures; Drilex and Regency Court Apartments are wholly-owned properties. The Kachina Apartments investment, which was sold in 1994, was a joint venture.

     Operating Factors

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased, each by a single tenant, at June 30, 1996, as they were at December 31, 1995 and June 30, 1995.

     The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended the second quarter of 1996 with an occupancy level of 96% and 91%, respectively. Occupancy at Waterford Apartments remained in the mid 90% range during the first six months of 1996, which is consistent with the prior year. Occupancy at Regency Court declined from the mid 90% range earlier in the year, due to increased competition.

     Occupancy at Parkmoor Plaza was 100% at June 30, 1996 where it has remained since the second quarter of 1995.


     Investment Results

     Interest on short-term investments and cash equivalents decreased significantly between the first six months of 1995 and the first six months of 1996 due to a decrease in the average investment balance as a result of the distribution of sale proceeds from the Kachina sale and the investment in Regency Court Apartments in 1995.

     During the first six months of 1995, the Partnership received an additional $195,295 in final settlement of the Kachina joint venture activities, which was recognized as a gain on sale of property by joint venture in the accompanying statement of operations.

     Exclusive of the results from Regency Court Apartments in 1996 ($248,904) and 1995 ($127,550), real estate operations for the first six months of 1996 and 1995 were $690,000 and $625,966, respectively. This increase is primarily due to improved operating results at Parkmoor Plaza as a result of an increase in rental revenue. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective quarterly periods.

     Exclusive of the payment of deferred management fees of $203,452 in 1995, cash flow from operations decreased by approximately $199,000 between the respective six month periods. This change was primarily due to the reduction in short-term investment interest and changes in property working capital, partially offset by the addition of cash flow from Regency Court and the timing of cash distributions from joint ventures.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first six months of 1996 and 1995 due to an increase in distributable cash flow. General and administrative expenses decreased between the respective six month periods due to professional fees incurred in 1995 related to due diligence performed in connection with an abandoned property acquisition.

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

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



                            COPLEY PENSION PROPERTIES VII;
                            A REAL ESTATE LIMITED PARTNERSHIP
                            (Registrant)



August 9, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Seventh Copley Corp.



August 9, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Seventh Copley Corp.