Form 10-Q
period 1996-09-30
COPLEY PENSION PROPERTIES VII
filed 1996-11-13
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996    Commission File Number 0-20126




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


---------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                                     PART I


                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                September 30, 1996  December 31, 1995
                                ------------------  -----------------
Assets

Real estate investments:
  Joint ventures                      $  13,180,411    $ 13,489,028
  Property, net                          11,289,534      11,574,071
                                         -----------     -----------
                                         24,469,945      25,063,099

Cash and cash equivalents                 3,779,822       3,194,992
Short-term investments                    1,020,568       1,524,276
                                         -----------     -----------
                                      $  29,270,335    $ 29,782,367
                                         ===========     ===========


Liabilities and Partners' Capital

Accounts payable                      $      72,944    $     86,646
Accrued management fee                       60,950          57,713
Deferred disposition fees                   478,108         478,108
                                         -----------      ----------
Total liabilities                           612,002         622,467
                                         -----------      ----------


Partners' capital (deficit):
  Limited partners ($892 per unit;
    160,000 units authorized, 42,076
    units issued and outstanding)        28,689,463      29,186,014
  General partners                          (31,130)        (26,114)
                                         -----------     -----------
Total partners' capital                  28,658,333      29,159,900
                                         -----------     -----------
                                      $  29,270,335    $ 29,782,367
                                         ===========     ===========

                (See accompanying notes to financial statements)


STATEMENT OF OPERATIONS
(Unaudited)

                                  Quarter Ended     Nine Months Ended     Quarter Ended     Nine Months Ended
                                September 30, 1996  September 30, 1996  September 30, 1995  September 30, 1995
                                ------------------ -------------------  ------------------ -------------------
Investment Activity

Property rentals                     $  436,716         $1,292,961         $  447,007         $   868,365
Property operating expenses            (161,651)          (505,156)          (188,113)           (303,081)
Depreciation and amortization           (87,744)          (263,230)           (86,883)           (186,499)
                                      ----------         ----------         ----------         -----------
                                        187,321            524,575            172,011             378,785

Joint venture earnings                  325,427            927,077            292,756             839,498
                                      ----------        -----------        -----------         -----------

 Total real estate operations           512,748          1,451,652            464,767           1,218,283

Gain on sale of property by
 joint venture                            -                  -                  -                 195,295
                                      ----------        -----------        -----------         -----------

 Total real estate activity             512,748          1,451,652            464,767           1,413,578

Interest on cash equivalents
 and short-term investments              62,084            180,515            112,403             517,978
                                      ----------        -----------        -----------          ----------

 Total investment activity              574,832          1,632,167            577,170           1,931,556
                                      ----------        -----------        -----------          ----------

Portfolio Expenses

Management fees                          60,950            182,849             61,286             174,063
General and administrative               41,850            134,817             48,066             167,020
                                     -----------        ------------       -------------        ----------
                                        102,800            317,666            109,352             341,083
                                     -----------        ------------       -------------        ----------

Net Income                           $  472,032         $1,314,501         $  467,818         $ 1,590,473
                                      ==========        ===========        ===========          ==========

Net income per limited partnership
 unit                                $    11.11         $    30.93         $    11.01         $     37.42
                                      ==========        ===========        ===========          ==========

Cash distributions per limited
 partnership unit                    $    14.50         $    42.73         $    13.37         $     64.53
                                      ==========        ===========        ===========          ==========

Number of limited partnership units
 outstanding during the period           42,076             42,076             42,076              42,076
                                      ==========        ===========        ===========          ==========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)

                       Quarter Ended           Nine Months Ended            Quarter Ended            Nine Months Ended
                     September 30, 1996        September 30, 1996         September 30, 1995         September 30, 1995
                    -------------------       -------------------       ---------------------      ----------------------

                    General     Limited       General      Limited       General       Limited     General        Limited
                    Partners    Partners      Partners     Partners      Partners      Partners    Partners       Partners
                   ---------    --------      --------     --------      --------     ---------    --------      ---------

Balance at
  beginning       $ (29,688)  $ 28,832,254   $ (26,114) $  29,186,014    $(23,612)  $ 32,799,831   $(23,295)   $33,841,011
  of period

Cash
distributions        (6,163)      (610,102)    (18,161)    (1,797,907)     (5,682)      (562,557)   (17,226)    (2,715,165)

Net income            4,721        467,311      13,145      1,301,356       4,678        463,140     15,905      1,574,568
                   ---------    -----------   ---------     ----------   ---------    -----------  ---------    -----------

Balance at end
  of period       $ (31,130)  $ 28,689,463   $ (31,130) $  28,689,463    $(24,616)  $ 32,700,414   $(24,616)   $32,700,414
                   =========    ===========   =========    ===========   ==========   ===========  =========     ==========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                        Nine Months Ended September 30,
                                        -------------------------------
                                               1996            1995
                                            ----------      ----------
Net cash provided by operating
  activities                              $  1,860,190   $  1,774,543
                                            -----------    -----------

Cash flows from investing activities:
  Investment in property                        32,744     (9,802,304)
  Decrease in short-term
   investments, net                            507,964      4,077,009
  Investment in joint venture                    -            (79,190)
  Net proceeds from sale of investment           -            195,295
                                             ----------    -----------
     Net cash provided by (used in)
       investing activities                    540,708     (5,609,190)
                                            -----------    -----------

Cash flows from financing activity:
  Distributions to partners                 (1,816,068)    (2,732,391)
                                            -----------    -----------

Net increase (decrease) in cash
  and cash equivalents                         584,830     (6,567,038)

Cash and cash equivalents:
  Beginning of period                        3,194,992     13,419,447
                                            -----------    -----------

  End of period                           $  3,779,822   $  6,852,409
                                            ===========    ===========




                   (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired four of the five real estate investments it currently owns prior to 1991, and a fifth property in 1995. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

Note 2 - Real Estate Joint Ventures
-----------------------------------

The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             -----------------------

                                September 30, 1996  December 31, 1995
                                 ---------------    ------------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $7,243,426 and $6,395,506,
     respectively                   $  22,533,441    $23,455,289
  Other                                 1,396,044      1,421,726
                                       -----------    -----------
                                       23,929,485     24,877,015

Liabilities                               225,589        358,871
                                       -----------    -----------


Net assets                          $  23,703,896    $24,518,144
                                       ===========    ===========



                              Results of Operations
                             ----------------------

                                     Nine Months Ended September 30,
                                            1996             1995
                                        -----------      -----------
Revenue

  Rental income                        $  3,538,186    $  3,355,459
  Other                                       3,498          59,628
                                        ------------    ------------
                                          3,541,684       3,415,087
                                        ------------    ------------


Expenses

  Operating expenses                      1,161,795       1,084,332
  Depreciation and amortization             824,300         825,795
                                        ------------    ------------
                                          1,986,095       1,910,127
                                        ------------    ------------

Net income                             $  1,555,589    $  1,504,960
                                        ============    ============


Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property
-----------------

On April 14, 1995, the Partnership acquired a 174 unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for a total price of $9,605,021. The purchase and sale agreement required the seller to supplement the monthly rental income generated from the property to the extent such income was less than $125,000 per month during the one-year period ending April 13, 1996, such supplement not to exceed $300,000 in total. The shortfall was $115,323, of which $101,399 has been credited against the purchase price; the remainder will be credited upon receipt.

The following is a summary of the Partnership's property investments:

                               September 30, 1996  December 31, 1995
                               ------------------  -----------------
Land                             $ 2,190,969       $2,190,969
Buildings and improvements         9,793,547        9,826,291
Accumulated depreciation            (626,412)        (371,106)
Other net liabilities                (68,570)         (72,083)
                                  -----------      -----------
                                 $11,289,534       $11,574,071
                                  ===========      ===========


In February, 1995, the Partnership entered into a purchase and sale agreement for the purchase of a research and development facility located in Tempe, Arizona. After the Partnership completed its due diligence review and negotiated further with the seller, a final agreement could not be reached and the Partnership abandoned the transaction in the second quarter of 1995.

Note 4 - Subsequent Event
-------------------------

Distributions of cash from operations relating to the quarter ended
September 30, 1996 were made on October 24, 1996 in the aggregate amount of $616,265 ($14.50 per limited partnership unit). Additionally, a capital distribution of $336,608 ($8 per limited partnership unit) was made from accumulated cash reserves.




Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate, the payment of related acquisition costs, and for working capital reserves. The Partnership made seven real estate investments, one of which was sold in 1991 and another in 1994. Through September 30, 1996, capital of $4,544,208 has been returned to the limited partners as a result of these sales. On October 24, 1996, the Partnership distributed capital of $336,608 ($8 per limited partnership unit) which represented a reduction of accumulated cash reserves. This capital distribution reduces the adjusted capital contribution to $884 per unit.

     At September 30, 1996, the Partnership had $4,800,390 in cash, cash equivalents and short-term investments, of which $616,265 was used for operating cash distributions to partners on October 24, 1996. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $996 to $972 per limited partnership unit during the first quarter of 1995, and then to $892 during the fourth quarter of 1995, with the distribution of proceeds from the sale of Kachina Apartments in 1994. The sales transaction also resulted in the payment of previously accrued, but deferred, management fees of $203,452 to the advisor. Distributions of cash from operations relating to the first, second and third quarters of 1996 were made at an annualized rate of 6.5% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1995 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution. Distributions of cash from operations relating to the third quarter of 1995 were made at an annualized rate of 6% on the adjusted capital contribution. The increase in the distribution rate results from the attainment of appropriate cash reserve levels.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value.
The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $4,200,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

     Form of Real Estate Investment

     Three of the investments in the portfolio are structured as joint ventures; Drilex and Regency Court Apartments are wholly-owned properties.
The Kachina Apartments investment, which was sold in 1994, was a joint venture.

     Operating Factors

     The Partnership's two industrial properties, Drilex and Prentiss
Copystar, were 100% leased, each by a single tenant, at September 30, 1996, as they were at December 31, 1995 and September 30, 1995.

     The Partnership's two multi-family residential properties, Waterford
Apartments and Regency Court Apartments, ended the third quarter of 1996 with occupancy levels of 94% and 95%, respectively. Occupancy at Waterford Apartments remained in the mid 90% range during the first nine months of 1996, which is consistent with the prior year. Occupancy at Regency Court increased to the mid 90% range from June 30, 1996.

     Occupancy at Parkmoor Plaza was 100% at September 30, 1996 where it has remained since the second quarter of 1995.

     Investment Results

     Interest on short-term investments and cash equivalents decreased significantly between the first nine months of 1995 and the first nine months of 1996 due to a decrease in the average investment balance as a result of the distribution of sale proceeds from the Kachina sale and the investment in Regency Court Apartments in the second quarter of 1995.

     During the first nine months of 1995, the Partnership received an additional $195,295 in final settlement of the Kachina joint venture activities, which was recognized as a gain on sale of property by joint venture in the accompanying statement of operations.

     Exclusive of the results from Regency Court Apartments ($371,430 in 1996 and $251,648 in 1995), real estate operations for the first nine months of 1996 and 1995 were $1,080,222 and $966,635, respectively. This increase is primarily due to improved operating results at Parkmoor Plaza as a result of an increase in rental revenue. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective periods.

     Exclusive of the payment of deferred management fees of $203,452 in 1995, cash flow from operations decreased by approximately $118,000 between the first nine months of 1996 and 1995. This change was primarily due to the reduction in short-term investment interest and changes in property working capital, partially offset by the addition of cash flow from Regency Court and Parkmoor Plaza.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first nine months of 1996 and 1995 due to an increase in distributable cash flow.
General and administrative expenses decreased between the respective nine month periods due to professional fees incurred in 1995 related to due diligence performed in connection with an abandoned property acquisition.





                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.


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



                            COPLEY PENSION PROPERTIES VII;
                            A REAL ESTATE LIMITED PARTNERSHIP
                            (Registrant)



November 12, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Seventh Copley Corp.



November 12, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Seventh Copley Corp.



