Form 10-K405
period 1996-12-31
COPLEY PENSION PROPERTIES VII
filed 1997-03-28
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-20126
                              ____________________

                        COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP

            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                      04-3035851
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

     225 Franklin Street, 25th Floor
     Boston, Massachusetts                                    02110
(Address of principal executive offices)                    (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                               (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No  ___
                                     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          No voting stock is held by nonaffiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None


Page 1 of pages ______ (including exhibits).  Exhibit Index on Page ____.

                                    PART I

Item 1.   Business.
          --------

          Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on October 3, 1988, to invest primarily in to-be-developed, newly constructed and existing income-producing real properties.

          The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Seventh Copley Corp. (the "Managing General Partner") and ICOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on October 17, 1988, with respect to a public offering of 80,000 units of limited partnership interest at a price of $1,000 per unit (the "Units") with an option to sell up to an additional 80,000 Units (an aggregate of $160,000,000). The Registration Statement was declared effective on January 9, 1989.

          The first sale of Units occurred on April 27, 1989, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated on September 30, 1990 and the last group of initial investors was admitted to the Partnership on October 10, 1990. As of December 31, 1990, a total of 42,076 Units had been sold, a total of 5,965 investors had been admitted as limited partners (the "Limited Partners") and a total of $41,956,740 net of discounts had been contributed to the capital of the Partnership. The remaining 117,924 units were deregistered on February 20, 1991.

          As of December 31, 1996, the Partnership had five real property investments, one of which was acquired in 1995. Two additional investments were sold: a research and development facility in 1991 and an apartment complex in 1994. Sales proceeds have been distributed in the amount of $108 per Unit as a result of these sales. In addition, capital of $8 per Unit has been distributed as a result of a discretionary reduction in cash reserves. The Partnership has no current plan to renovate, improve, or further develop any of its existing real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

          The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A.   Apartment Complex in Frederick, Maryland ("Waterford Apartments").
          ------------------------------------------------------------------

     On March 20, 1989, the Partnership acquired a 16.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 48.75% interest, and Frederick Bozzuto Limited Partnership. On October 23, 1990 the Partnership agreed to increase its maximum commitment from $3,000,000 to $4,700,000 of which $3,525,000 is considered Senior Capital and $1,175,000 is considered Junior Capital. As of December 31, 1996, the Partnership had contributed $4,699,993 to the capital of the joint venture. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.09% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $687,471; thereafter, the preferred return on the Senior Capital will be payable currently and the preferred return on the Junior Capital will accrue and bear interest at the rate of 10.09% per annum, compounded monthly, if sufficient cash flow is not available therefor. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, the Partnership would be entitled to have 25% of its contribution repaid without premium and to have 75% repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement. The joint venture agreement also entitles the Partnership to receive 16.25% of remaining cash flow and 16.25% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's investments.

     The joint venture owns approximately 16.35 acres of land improved with an approximately 295,074 square foot, 314-unit apartment complex, which was developed in two phases between 1989 and 1991. As of December 31, 1996, this complex was approximately 97% leased.

     B.   Retail Center in San Jose, California ("Parkmoor Plaza").
          ---------------------------------------------------------

     On September 20, 1989, the Partnership acquired a 75% interest in a joint venture formed with SBC & D Co., Inc. As of December 31, 1996, the Partnership had contributed $9,786,330 to the capital of the joint venture out of a maximum commitment of $10,000,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. During the first 120 months following the date of the joint venture agreement, to the extent sufficient cash flow is not available therefor, up to 1% of such preferred return may accrue and bear interest at the rate of 10% per annum, compounded monthly. The balance of the preferred return will be payable monthly on a current basis. Commencing with the 121st month following the date of the joint venture agreement, the full amount of the preferred return will be payable monthly on a current basis. The joint venture agreement also entitles the Partnership to receive 75% of remaining cash flow and 75% of sale and refinancing proceeds following the return of the Partnership's investment.

     The joint venture owns a leasehold interest pursuant to a ground lease in
13.791 acres of land and a fee interest in three retail buildings totaling approximately 149,825 square feet in San Jose, California. The ground lease terminates on November 12, 2014 and provides for an annual rental of $73,230 payable in equal monthly installments. The joint venture has the option to extend the lease for an additional 25 years. The rent for the extended term will be determined in accordance with provisions set forth in the lease. The joint venture also has the option to purchase the land upon notice from the owner of its intention to sell to an unrelated third party and its acceptance of a bona fide offer. The property has been fully converted from industrial to retail use. As of December 31, 1996, this retail center was 100% leased.

     C.   Office/Warehouse Building in Houston, Texas ("Drilex").
          -------------------------------------------------------

     On December 18, 1990, the Partnership acquired a 75% interest in a joint venture formed with an affiliate of The Trammell Crow Company ("Trammel Crow"). The Partnership had contributed $2,294,713 to the capital of the joint venture. The joint venture agreement entitled the Partnership to receive a preferred return on its invested capital at the rate of 11% per annum, which was payable currently until the Partnership had received an aggregate of $56,115. Upon completion of construction the preferred return would accrue, if sufficient cash flow was not available therefor. In addition, upon rental of the building, the joint venture was also obligated to pay to the Partnership the amount of $2,755 on a monthly basis. This amount represented full amortization over a ten year period of the cost of special tenant improvements and was applied against both the contributed capital and the preferred return. The joint venture agreement also entitled the Partnership to receive 50% of the net proceeds of sales after return of its capital if the building was sold within one year of the tenant's occupancy for a cash price of greater than $2,800,000. Under any other circumstances, the Partnership's share of sale proceeds was 75%. As of January 1, 1993, the Partnership acquired Trammell Crow's equity interest in the joint venture for $70,000.

     The Partnership owns approximately 3.4 acres of land in Houston, Texas, improved with an approximately 53,750 square foot single story office/warehouse building constructed in 1991. As of December 31, 1996, the building was 100% occupied by a single tenant under a long-term lease that expires in August 2001.

     D.   Industrial Building in Itasca, Illinois ("Prentiss Copystar").
          --------------------------------------------------------------

     On May 23, 1991, the Partnership acquired a 23.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 51.75% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1996, the Partnership had contributed $1,027,386 to the capital of the joint venture out of a maximum commitment of $1,029,084, of which $690,224 is characterized as Senior Capital and $308,725 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred return, compounded monthly, of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership would be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the treasury rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 23.25% of the net proceeds of sales and financings after return of its capital and 23.25% of cash flow remaining after payment of the preferred return.

     The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. As of December 31, 1996, the building was 100% leased to a single tenant for a term which expires in 1999. The tenant has an option that commenced in September, 1995 to purchase the facility at fair market value. As of December 31, 1996, the tenant has not expressed any interest in exercising the option.


     E.   Apartment Complex in Sherman Oaks, California ("Regency Court
          -------------------------------------------------------------
          Apartments")
          ------------

     On April 14, 1995, Regency Court Associates, L.P., a California limited partnership (the "Acquisition Partnership"), acquired a 174-unit apartment complex located in Sherman Oaks, California for $9,605,021. The sole limited partner of the Acquisition Partnership is the Partnership, and the sole general partner of the Acquisition Partnership is Copp VII Holding Corp., a Massachusetts corporation which is a wholly-owned subsidiary of the Partnership (the "Subsidiary"). As of December 31, 1996, the Partnership had contributed $9,700,000 to the capital of the Acquisition Partnership. The partnership agreement of the Acquisition Partnership entitles the Partnership to receive 99% of cash flow and 99% of sale and financing proceeds. The Subsidiary has a 1% interest in cash flow and sale and financing proceeds. The Subsidiary has been capitalized with a $1,000,000 demand promissory note from the Partnership.

     The Acquisition Partnership owns a 174-unit apartment complex known as Regency Court located on approximately 1.64 acres of land. As of December 31, 1996, the apartment complex was approximately 98% leased.

     The seller of Regency Court was obligated to supplement the monthly rental income from the Apartment Complex to the extent such income was less than $125,000 per month during the one-year period ended April 13, 1996 (the "Supplement Period"), prorated for any partial month at the beginning or expiration of such Supplement Period. To secure this obligation, the seller deposited $300,000 in an interest-bearing account with First American Title Insurance Company. The seller's total liability for its obligation to supplement rental income was limited to the $300,000 deposit plus any interest earned thereon. The total supplemental rental income required to be paid by the seller was $115,323.

Item 2.   Properties
          ----------

      The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

------------------------------------------------------------------------------------------------------------------------
                                   Estimated      Number of
                                     1997        Tenants
                                    Annual      with 10% or                   Square Feet
                                    Realty       more of      Name(s) of          of           Contract        Lease
         Property                   Taxes          GLA          Tenant(s)     Each Tenant        Rent       Expiration
------------------------------------------------------------------------------------------------------------------------
Retail Center in San Jose, CA      $ 85,975         4         Baby's Super      25,000          $ 7.80       3/2008
                                                               Discount
                                                              Food 4 Less       54,600          $10.95       9/2007
                                                            U.S. Post Office    22,000          $4.16        2/2001
                                                             Family Fitness     30,000          $ 7.96       1/2014
                                                                Center
Office/Warehouse Building in       $   0 (1)        1        Drilex Systems     53,750          $ 5.67       8/2001
Houston, TX

Apartment Complex in               $117,000        N/A            N/A            N/A               N/A          N/A
Sherman Oaks, CA

Apartment Complex in               $274,380        N/A            N/A            N/A               N/A          N/A
Frederick, MD

Industrial Building, Itasca, IL    $ 72,925         1        Mita Copystar      70,535          $ 5.00       9/1999
                                                                  of
                                                              America, Inc.
------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                   Line of
                                                  Business
                                   Renewal        Principal
Property                           Options         Tenants
-----------------------------------------------------------------------------------------------------------------------------------
Retail Center in San Jose, CA      Two 10 year     Baby retailer
                                     options
                                   Six 5 year      Food Retailer
                                    options
                                   One 5 year      U.S. Post
                                    option           Office
                                   Two 5 year      Fitness Center
                                    options
Office/Warehouse Building in       One 5 year        Drill
Houston, TX                         option        Manufacturer

Apartment Complex in                  N/A              N/A
Sherman Oaks, CA

Apartment Complex in                  N/A              N/A
Frederick, MD

Industrial Building,                  None         Photocopier
Itasca, IL                                         Distributor

------------------------------------------------------------------------------------------------------------------------------------

(1) Tenant responsible for real property taxes.

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

--------------------------------------------------------------------------------------------------------
                                                                           RENTAL
                                         GROSS LEASABLE     YEAR-END      REVENUE     NET EFFECTIVE
           PROPERTY                           AREA         OCCUPANCY    RECOGNIZED    RENT ($/SF/YR)*

-------------------------------------------------------------------------------------------------------
      Retail Center in San Jose, CA
     ------------------------------
                 1992                        149,825            64%     $  501,797        $ 5.23
                 1993                        149,825            93%     $1,203,654        $ 9.13
                 1994                        149,825            93%     $1,384,330        $ 9.94
                 1995                        149,825           100%     $1,433,239        $ 9.74
                 1996                        149,825           100%     $1,529,230        $10.21

 Office/Warehouse Building in Houston, TX
 ----------------------------------------
                 1992                         53,750           100%     $  282,300        $ 5.25
                 1993                         53,750           100%     $  284,988        $ 5.30
                 1994                         53,750           100%     $  264,960        $ 4.93
                 1995                         53,750           100%     $  283,886        $ 5.28
                 1996                         53,750           100%     $  302,304        $ 5.62

     Apartment Complex in Frederick, MD
     ----------------------------------
                 1992                        295,074            93%     $2,283,698        $ 9.21
                 1993                        295,074            91%     $2,487,886        $ 9.16
                 1994                        295,074            96%     $2,551,410        $ 9.25
                 1995                        295,074            94%     $2,661,022        $ 9.57
                 1996                        295,074            97%     $2,726,498        $ 9.70

     Industrial Building, Itasca, IL
     -------------------------------
                 1992                         70,535           100%     $  477,000        $ 6.76
                 1993                         70,535           100%     $  467,000        $ 6.62
                 1994                         70,535           100%     $  475,000        $ 6.73
                 1995                         70,535           100%     $  479,000        $ 6.79
                 1996                         70,535           100%     $  492,000        $ 6.98

 Apartment Complex, Sherman Oaks, CA(1)
 --------------------------------------
                 1992                          N/A              N/A            N/A           N/A
                 1993                          N/A              N/A            N/A           N/A
                 1994                          N/A              N/A            N/A           N/A
                 1995                        111,540            95%     $1,001,293        $12.73
                 1996                        111,540            98%     $1,411,825        $13.36
-------------------------------------------------------------------------------------------------------

*Net effective rent calculation is based on average occupancy during the respective year.

(1) Property acquired April 14, 1995.

Note:  N/A denotes that the property was not in operation.

          Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:


-------------------------------------------------------------------------------------------------------
                                          TENANT AGING REPORT

                 PROPERTY                   # OF LEASE      TOTAL           TOTAL       PERCENTAGE OF
                                            EXPIRATIONS  SQUARE FEET   ANNUAL CONTRACT   GROSS ANNUAL
                                                                             RENT           RENTAL*
-------------------------------------------------------------------------------------------------------
Retail Center in San Jose, CA(1)
--------------------------------
                   1997                          0               0            $0              0%
                   1998                          0               0            $0              0%
                   1999                          2          13,000      $137,760             11%
                   2000                          0               0            $0              0%
                   2001                          1          22,000      $ 91,440              7%
                   2002                          0               0            $0              0%
                   2003                          0               0            $0              0%
                   2004                          0               0            $0              0%
                   2005                          1           4,800      $ 49,644              4%
                   2006                          0               0            $0              0%

Office/Warehouse Building in Houston, TX
-----------------------------------------
                   1997                          0               0            $0              0%
                   1998                          0               0            $0              0%
                   1999                          0               0            $0              0%
                   2000                          0               0            $0              0%
                   2001                          1          53,750      $304,762            100%
                   2002                          0               0            $0              0%
                   2003                          0               0            $0              0%
                   2004                          0               0            $0              0%
                   2005                          0               0            $0              0%
                   2006                          0               0            $0              0%

Apartment Complex in Frederick, MD
----------------------------------
                   1997                         N/A           N/A           N/A              N/A
                   1998                         N/A           N/A           N/A              N/A
                   1999                         N/A           N/A           N/A              N/A
                   2000                         N/A           N/A           N/A              N/A
                   2001                         N/A           N/A           N/A              N/A
                   2002                         N/A           N/A           N/A              N/A
                   2003                         N/A           N/A           N/A              N/A
                   2004                         N/A           N/A           N/A              N/A
                   2005                         N/A           N/A           N/A              N/A
                   2006                         N/A           N/A           N/A              N/A
-------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Industrial Building, Itasca, IL
-------------------------------
                      1997                       0               0            $0               0%
                      1998                       0               0            $0               0%
                      1999                       1          70,535      $352,675             100%
                      2000                       0               0            $0               0%
                      2001                       0               0            $0               0%
                      2002                       0               0            $0               0%
                      2003                       0               0            $0               0%
                      2004                       0               0            $0               0%
                      2005                       0               0            $0               0%
                      2006                       0               0            $0               0%

Apartment Complex in Sherman Oaks, CA
-------------------------------------
                      1997                      N/A            N/A           N/A              N/A
                      1998                      N/A            N/A           N/A              N/A
                      1999                      N/A            N/A           N/A              N/A
                      2000                      N/A            N/A           N/A              N/A
                      2001                      N/A            N/A           N/A              N/A
                      2002                      N/A            N/A           N/A              N/A
                      2003                      N/A            N/A           N/A              N/A
                      2004                      N/A            N/A           N/A              N/A
                      2005                      N/A            N/A           N/A              N/A
                      2006                      N/A            N/A           N/A              N/A
------------------------------------------------------------------------------------------------------

* Does not include expenses paid by tenants.

(1) Remaining leases do not expire within 10 years.

Note: N/A denotes that disclosure does not apply based on the nature of the property.

          The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:


 ----------------------------------------------------------------------------------------------------------------
                                                               Rate of                   Life       Accumulated
           Entity / Property                    Tax Basis   Depreciation   Method      in years     Depreciation
-----------------------------------------------------------------------------------------------------------------
Apartment Complex, Frederick, MD
----------------------------------------
Building & Improvements                        $ 2,666,994         N/A       150% DB        15       $1,278,656

Building & Improvements                         10,239,068        3.64%        SL          27.5       2,296,416
                                               -----------                                           ----------
Total Depreciable Assets                       $12,906,062                                           $3,575,072


Retail Center, San Jose, CA
----------------------------------------
Building & Improvements                        $ 7,848,233        3.18%       SL           31.5      $1,411,732

Building & Improvements                            540,633        2.56%       SL            39           41,389

Land Improvements                                  768,437        6.67%       SL            15          208,569

Land Improvements                                   13,000           5%       SL            20               81
                                               -----------                                           ----------
Total Depreciable Assets                       $ 9,170,303                                           $1,661,771

Office/Warehouse Building, Houston, TX
----------------------------------------
Building & Improvements                        $ 2,045,494        2.50%       SL            40       $  299,217
                                               -----------                                           ----------
Total Depreciable Assets                       $ 2,045,494                                           $  299,217

Industrial Building, Itasca Illinois
----------------------------------------
Building & Improvements                        $ 2,121,478        2.50%       SL            40       $  280,047
                                               -----------                                           ----------
Total Depreciable Assets                       $ 2,121,478                                           $  280,047

Apartment Complex, Sherman Oaks, CA
----------------------------------------
Building & Improvements                        $ 7,729,434        3.64%       SL          27.5       $  480,732
                                               -----------                                           ----------
Total Depreciable Assets                       $ 7,729,434                                           $  480,732

Total Depreciable Assets                       $33,972,771                                           $6,296,839
                                               ===========                                           ==========
------------------------------------------------------------------------------------------------------------------

SL = Straight Line
DB = Declining Balance

          Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

          Industrial Building, Itasca, Illinois.
          -------------------------------------

          This industrial building is located in the Metropolitan Chicago industrial market. As of September 30, 1996, the overall market had a total inventory of approximately 925 million square feet, approximately 63.7 million square feet, or 6.9% of which, was vacant. This availability represents an increase of roughly 8.3 million square feet from the period ending 12 months earlier, which is due, in part, to new speculative construction delivered to the market with limited pre-leasing activity. The Northeast Dupage submarket has currently 5.9 million square feet of available space, up 13% from 12 months ago but down 47% from 1993 levels.


          Apartment Complex in Sherman Oaks, CA.
          -------------------------------------

          Sherman Oaks is located in the San Fernando Valley Apartment market (Burbank, Studio City and North Hollywood) which has recently experienced growth in higher paying, rapidly expanding non-defense industries. There are over 700 apartment buildings in the Sherman Oaks area but most are in the 5 to 25 unit range. Of the 700, only 129 buildings are over 25 units; these buildings contain a total of 5,226 units. Only six buildings, including the Partnership's, are in excess of 100 units. At December 31, 1996, occupancy of the five other class "A" apartment complexes ranged from a low of 93% to a high of 98% and averaged 96%. This is up just slightly from year end 1995, at which time average occupancy was approximately 95%.

          Apartment Complex in Frederick, Maryland.
          ----------------------------------------

          This apartment complex is located in the southwestern section of the City of Frederick, Maryland, which is approximately 50 miles from both Washington, D.C. and Baltimore, Maryland. As of December, 1996, S.C. Back Associates, Inc. surveyed eight competitive apartment properties within the Frederick market that compete with the apartment complex. Overall occupancy in the market in December 1996 was 96.3%, which is up slightly from 95% a year earlier. The market is relatively healthy as 204 new apartment units were absorbed in 1995 with a relatively small impact on overall occupancy. Average asking rental rates have also increased slightly.

          Retail Center in San Jose, CA.
          -----------------------------

          This retail center is located in San Jose. The center was originally constructed in 1975, but remodeled in 1989. The property is located on Parkmoor Avenue which is a frontage road to Interstate 280. The property is located in a pocket retail district within an older, established neighborhood of San Jose. The most recent new construction in the neighborhood is a Safeway superstore located at a former Sears site. The new Safeway replaces a much smaller store located nearby. Although no firms perform formal market studies, local brokers indicate that overall vacancy is in the 5% to 10% range for established retail centers in strong locations.

          Office/Warehouse Building in Houston, TX.
          ----------------------------------------

          This property is located in the Metropolitan Houston industrial market which contains approximately 194 million square feet of space. As of October 1996, the overall vacancy was 10.1%, down slightly from the year-end 1995 level of 11.6%. Drilex is located in the Northwest industrial market which has a total inventory of approximately 50.2 million square feet or 26% of the total Houston inventory. Vacancy within the Northwest submarket was approximately 7%, up slightly from the year end 1995 vacancy level of 6.5%. New construction activity totaled approximately 1.8 million square feet. Build-to-suit activity accounted for 1.2 million square feet of new construction; the balance was built on a speculative basis. The most active speculative development is occurring in the Northwest market.


Item 3.   Legal Proceedings.
          -----------------

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1996, there were 6,023 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated April 27, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners totaled $2,772,808, including $336,608 representing a return of capital as a result of a discretionary reduction of cash reserves. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners totaled $5,686,151, including $3,366,080 representing a return of capital from the proceeds of property sales.

          Cash distributions exceeded net income in 1996 and 1995, and therefore, resulted in a reduction of partners' capital. However, distributions of operating cash flow were less than cash generated by operating activities. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.   Selected Financial Data.
          -----------------------



For Year                         For Year     For Year    For Year  For Year
Ended or                         Ended or     Ended or    Ended or  Ended or
As of:                          As of:       As of:       As of:    As of:
                12/31/96 (1)    12/31/95(2)  12/31/94(3)  12/31/93  12/31/92
                -----------     ----------   ----------   --------  --------

Revenues        $3,250,812    $3,235,068    $4,228,813   $1,984,489  $1,795,358


Net Income      $1,751,136    $2,060,318    $3,705,107  $1,554,364   $1,361,939


Net Income per
Unit of Limited
Partnership
Interest
Outstanding    $     41.20   $     48.48   $     87.18  $    36.57  $     32.04


Total Assets   $28,758,619   $29,782,367   $34,628,130  $32,918,12  $35,352,479


Total Cash
Distributions
per Limited
Partnership
Unit
Outstanding
for the entire
period,
including amounts
distributed after
year end with
respect to the
previous year  $     65.90   $    135.14   $     78.80  $    84.67  $     89.64

(1) 1996 Cash distributions include a return of capital of $8.00.

(2) 1995 Net Income includes a gain on sale of investment of $228,086. Cash distributions include a return of capital of $80.00.

(3) 1994 Net Income includes a gain on sale of investment of $1,870,749. Cash distributions include a return of capital of $24.00.

ITEM 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in September, 1990 and a total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, and for working capital reserves. The Partnership made the five investments described in Item 1 hereof, and two additional investments which were sold in 1991 and 1994, respectively. Through December 31, 1996, capital of $4,880,816 ($116 per limited partnership unit) has been returned to the limited partners; $4,544,208 as a result of sales, and $336,608 in 1996 as a result of a discretionary reduction of cash reserves.

     On August 17, 1994, the Kachina Apartments joint venture sold its property. A portion of the sales proceeds received by the Partnership was used to make a capital distribution of $24 per limited partnership unit on January 26, 1995.
On October 26, 1995 an additional capital distribution of $80 per limited partnership unit was paid. These capital distributions reduced the adjusted capital contribution to $892 per unit. The sales transaction also resulted in the payment of previously accrued, but deferred, management fees of $203,452 to the advisor.

     On April 14, 1995, the Partnership acquired a 174-unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for the total price of $9,605,021. Cash for the purchase was provided by a portion of the Kachina sale proceeds and from the Partnership's cash reserves.

     After the return of capital of $8 per limited partnership unit in October 1996, the adjusted capital contribution was reduced to $884 per unit.

     At December 31, 1996, the Partnership had $4,461,102 in cash, cash equivalents and short-term investments which was partially used for cash distributions of $612,015 to partners on January 30, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. Quarterly distributions of cash from operations relating to 1996 were made at an annualized rate of 6.5% on the weighted average adjusted capital contribution. Distributions of cash from operations relating to 1995 were made at the annualized rates of 5.5% for the first two quarters, and 6% for the last two quarters, based on the weighted average adjusted capital contribution. The increases in the distribution rate resulted from the attainment of appropriate cash reserves.

     The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $4,900,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
---------------------

     FORM OF REAL ESTATE INVESTMENTS

     The Drilex and Regency Court Apartments investments are wholly-owned properties. The remaining real estate investments in the portfolio are structured as joint ventures, including the Kachina investment which was sold in August 1994.

     OPERATING FACTORS

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased at December 31, 1996, as they have been for the last four years.

     The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended 1996 with an occupancy of 97% and 98%, respectively. Occupancy at Waterford Apartments has been consistently in the mid-90% over the last three years. Occupancy at Regency Court Apartments increased during 1996; it was 95% at December 31, 1995.

     Occupancy at Parkmoor Plaza was 100% at December 31, 1996, where it has remained since the second quarter of 1995. Occupancy in early 1995 and 1994 was at 93%.

     INVESTMENT RESULTS

     Interest on short-term investments and cash equivalents decreased significantly in 1996 as compared to 1995, due to a decrease in average investment balances as a result of the distribution of the sale proceeds from the Kachina sale in the first and fourth quarters of 1995, and the investment in the Regency Court Apartments in the second quarter of 1995. Conversely, interest on short-term investments and cash equivalents increased between 1994 and 1995 due to higher average investment balances.

     A gain of $1,870,749 was recognized on the sale of Kachina property in 1994. During 1995, the Partnership received an additional $228,086 in connection with the final settlement of the Kachina joint venture activities, which was also recognized as a gain.

     1996 Compared to 1995

     Total real estate operations for 1996 were $1,931,881 as compared to $1,680,429 in 1995. Approximately $74,000 of the increase stems from Regency Court Apartments which was owned for a full year in 1996. In addition, operating results improved at Parkmoor Plaza, by $150,000 as a result of an increase in rental revenue. Operating results from the remainder of the Partnership's investments were relatively unchanged.

     Exclusive of the payment of deferred management fees of $203,452 in 1995, cash flow from operations decreased approximately $94,000 between the respective years. This change is primarily due to a reduction in short-term interest and changes in working capital, partially offset by additional cash flow from Parkmoor Plaza and Regency Court.

     1995 Compared to 1994

     Exclusive of the operating results from Regency Court Apartments in 1995 ($401,083) and Kachina Apartments in 1994 ($468,980), total real estate operations for 1995 were $1,279,346 as compared to $1,217,704 in 1994. Operating income from Waterford Apartments increased approximately $47,000 as a result of improved occupancy and rental rates. Operating results from the remainder of the Partnership's investments were relatively unchanged.

     Exclusive of the operating cash flow from Regency Court Apartments in 1995 ($697,185) and Kachina Apartments in 1994 ($652,938), cash flow from operations decreased approximately $118,000 or 7% between the respective years. This decrease differs from the improvement in investment results described above, primarily due to the payment of deferred management fees to the advisor of $203,452 in 1995.

     PORTFOLIO EXPENSES

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. A portion of the cash distribution for the third quarter of 1996 was attributable to a discretionary reduction of cash reserves. To the extent the distributed reserves had not been generated from operations, no management fee was payable. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     1996 Compared to 1995

     The Partnership management fee increased between 1996 and 1995 due to an increase in distributable cash flow. General and administrative expenses decreased $33,000 between the respective periods primarily due to professional fees incurred in 1995 related to due diligence performed in connection with an abandoned property acquisition.

     1995 Compared to 1994

     The Partnership management fee did not change significantly. The increase in general and administrative expenses is primarily related to due diligence costs performed in connection with an abandoned property acquisition.

INFLATION
---------

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive affect inflation may have on the value of the Partnership's investments.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

     The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.


Name                       Position(s) with the Managing General Partner           Age
----                       ---------------------------------------------           ---
Joseph W. O'Connor         President, Chief Executive Officer and Director          50
Daniel J. Coughlin         Managing Director and Director                           44
Peter P. Twining (1)       Managing Director, General Counsel and Director (1)      50
Wesley M. Gardiner, Jr.    Vice President                                           38
Daniel C. Mackowiak        Principal Financial and Accounting Officer               45
James J. Finnegan (2)      Managing Director, General Counsel and Director (2)      36

(1) Through January 24, 1997 only.
(2) As of January 25, 1997.

     Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on October 3, 1988. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualified.

     (c)  Identification of Certain Significant Employees.
          -----------------------------------------------

          None.

     (d)  Family Relationships.
          --------------------

          None.

     (e)  Business Experience.
          -------------------

          The Managing General Partner was incorporated in Massachusetts on October 3, 1988. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

     Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly Copley Real Estate Advisors, Inc. since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

     Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was a Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

     Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

     Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

     Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

     James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

     Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

     (f)  Involvement in Certain Legal Proceedings.
          ----------------------------------------

          None.

Item 11.  Executive Compensation.
          -----------------------

          Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

          The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. Cash distributions to General Partners include amounts paid after year end with respect to 1996.

                                                          Amount of Compensation
Receiving Entity                  Type of Compensation      and Reimbursement
----------------                  --------------------      -----------------
General Partners               Share of Distributable Cash      $ 24,609

AEW Real Estate                Management Fees
 Advisors, Inc.
(formerly known as Copley      and Expense
Real Estate Advisors, Inc.)    Reimbursements                    255,377

New England Securities         Servicing Fees and out
Corporation                    of pocket reimbursements            8,000

Back Bay Advisors, L.P.        Servicing Fees                      4,424
                                                                --------

                               TOTAL                            $292,410
                                                                ========

     For the year ended December 31, 1996 the Partnership allocated $16,155 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

               No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

               Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

     (b)  Security Ownership of Management.
          ---------------------------------

          The General Partners of the Partnership owned no Units at December 31, 1996.

     (c)  Changes in Control.
          -------------------

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

          (a)  The following documents are filed as part of this report:

               (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statement Index No. 2 are filed as part of this Annual Report.

               (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

               (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

          (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1996, the Partnership filed no Current Report on Form 8-K.

                        COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP



                             FINANCIAL STATEMENTS



                                 * * * * * * *



                               DECEMBER 31, 1996

                        COPLEY PENSION PROPERTIES VII;
                        -----------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------

                                                                      Page
Report of Independent Accountants.....................................

Financial Statements:

    Balance Sheet - December 31, 1996 and 1995........................

    Statement of Operations - Years ended December 31, 1996, 1995 and 1994........................................................

    Statement of Changes in Partners' Capital (Deficit) - Years
      ended December 31, 1996, 1995 and 1994..........................

    Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994........................................................

    Notes to Financial Statements.....................................

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation at
      December 31, 1996...............................................

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Partners

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Seventh Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's South Bay Associates joint venture investee for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for South Bay Associates was $940,867 and $790,479 for the years ended December 31, 1996 and 1995. We also did not audit the financial statements of the Partnership's Waterford Apartments joint venture investee for the years ended December 31, 1996, 1995 and 1994, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Waterford Apartments was $237,080, $250,172 and $202,176 for the years ended December 31, 1996, 1995 and 1994, respectively. We also did not audit the financial statements of the Partnership's investment in Regency Court Apartments for the year ended December 31, 1996 or for the period April 10, 1995 (Acquisition Date) to December 31, 1995. Net income for Regency Court Apartments was $475,408 for the year ended December 31, 1996 and $401,083 for the period April 10, 1995 (Acquisition Date) through December 31, 1995. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for South Bay Associates for the years ended December 31, 1996, and 1995 for the equity in joint venture income for Waterford Apartments for the years ended December 31, 1996, 1995 and 1994, and for net income for Regency Court Apartments for the year ended December 31, 1996 and for the period April 10, 1995 (Acquisition Date) to December 31, 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.


 /s/ Price Waterhouse LLP
-------------------------
Boston, Massachusetts
March 13, 1997

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET

                                                     December 31,
                                               ------------------------
                                                      1996         1995
                                               -----------  -----------
ASSETS

Real estate investments:
  Joint ventures                               $13,073,326  $13,489,028
  Property, net                                 11,224,191   11,574,071
                                               -----------  -----------
                                                24,297,517   25,063,099

Cash and cash equivalents                        3,030,587    3,194,992
Short-term investments                           1,430,515    1,524,276
                                               -----------  -----------

                                               $28,758,619  $29,782,367
                                               ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    77,888  $    86,646
Accrued management fee                              60,529       57,713
Deferred disposition fees                          478,108      478,108
                                               -----------  -----------
Total liabilities                                  616,525      622,467
                                               -----------  -----------

 Partners' capital (deficit):
  Limited partners ($884 and $892 per unit,
    respectively; 160,000 units authorized,
    42,076 units issued and outstanding)        28,175,021   29,186,014
  General partners                                 (32,927)     (26,114)
                                               -----------  -----------
Total partners' capital                         28,142,094   29,159,900
                                               -----------  -----------

                                               $28,758,619  $29,782,367
                                               ===========  ===========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                       Year ended December 31,
                                             -------------------------------------------

                                                   1996            1995           1994
                                             ------------   -------------   ------------
INVESTMENT ACTIVITY

Property rentals                               $1,759,993      $1,308,372     $  267,148
Property operating expenses                      (711,552)       (450,731)       (21,102)
Depreciation and amortization                    (367,187)       (282,155)       (92,866)
                                             ------------   -------------   ------------
                                                  681,254         575,486        153,180

Joint venture earnings                          1,250,627       1,104,943      1,533,504
                                             ------------   -------------   ------------

     Total real estate operations               1,931,881       1,680,429      1,686,684

Gain on sale of property by joint venture            -            228,086      1,870,749
                                             ------------   -------------   ------------

      Total real estate activity                1,931,881       1,908,515      3,557,433

Interest on cash equivalents
 and short-term investments                       240,192         593,667        557,412
                                             ------------   -------------   ------------

     Total investment activity                  2,172,073       2,502,182      4,114,845
                                             ------------   -------------   ------------

PORTFOLIO EXPENSES

Management fee                                    243,377         231,775        230,346
General and administrative                        177,560         210,089        179,392
                                             ------------   -------------   ------------
                                                  420,937         441,864        409,738
                                             ------------   -------------   ------------

NET INCOME                                     $1,751,136      $2,060,318     $3,705,107
                                             ============  ==============   ============

Net income per limited
 partnership unit                                  $41.20          $48.48         $87.18
                                             ============  ==============   ============

Cash distributions per limited
 partnership unit                                  $65.23         $159.11         $54.80
                                             ============  ==============   ============

Number of limited partnership units
 outstanding during the year                       42,076          42,076         42,076
                                             ============  ==============   ============



                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                    Year ended December 31,
                               ---------------------------------------------------------------------------
                                         1996                     1995                     1994
                               ------------------------  -----------------------  ------------------------
                                General         Limited      General     Limited      General     Limited
                                Partners       Partners     Partners     Partners    Partners     Partners
                                --------       --------     --------     --------    --------     --------
Balance at beginning
 of year                        $(26,114)   $29,186,014     $(23,295)  $33,841,011   $(37,054)  $32,478,719

Cash distributions               (24,324)    (2,744,618)     (23,422)   (6,694,712)   (23,292)   (2,305,764)

Net income                        17,511      1,733,625       20,603     2,039,715     37,051     3,668,056
                               ---------    -----------    ---------   -----------  ---------    ----------

Balance at end
 of year                        $(32,927)   $28,175,021     $(26,114)  $29,186,014   $(23,295)  $33,841,011
                               =========    ===========    =========   ===========  =========   ===========


               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                               Year ended December 31,
                                                      -----------------------------------------
                                                          1996          1995           1994
                                                      ------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $ 1,751,136   $  2,060,318   $ 3,705,107
 Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                          367,187        282,155        92,866
   Equity in joint venture earnings                    (1,250,627)    (1,104,943)   (1,533,504)
   Cash distributions from joint ventures               1,655,764      1,397,182     2,028,323
   Gain on sale of investment by joint venture                  -       (228,086)   (1,870,749)
   (Increase) decrease in investment income
    receivable                                             (9,615)        60,258        24,905
   (Increase) decrease in property working capital        (21,351)        98,354        (7,025)
   Payment of deferred management fee                           -       (203,452)            -
   (Decrease) increase in operating liabilities            (5,942)        15,505        11,449
                                                      -----------   ------------   -----------
 Net cash provided by operating activities              2,486,552      2,377,291     2,451,372
                                                      -----------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                   -        (79,190)      (65,000)
 Investment in property, net of seller
   guarantee payments                                      14,609     (9,795,937)            -
 Net proceeds from sale of investment                           -        228,086     9,356,823
 Deferred disposition fee                                       -              -       322,468
 Decrease in short-term investments, net                  103,376      3,763,429       745,287
                                                      -----------   ------------   -----------
 Net cash provided by (used in) investing
   activities                                             117,985     (5,883,612)   10,359,578
                                                      -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                             (2,768,942)    (6,718,134)   (2,329,056)
                                                      -----------   ------------   -----------
 Net cash used in financing activity                   (2,768,942)    (6,718,134)   (2,329,056)
                                                      -----------   ------------   -----------

Net (decrease) increase in cash and cash
 equivalents                                             (164,405)   (10,224,455)   10,481,894

Cash and cash equivalents:
 Beginning of year                                      3,194,992     13,419,447     2,937,553
                                                      -----------   ------------   -----------

 End of year                                          $ 3,030,587   $  3,194,992   $13,419,447
                                                      ===========   ============   ===========


               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989, acquired four of the five real estate investments it currently owns prior to the end of 1991, and acquired the fifth property in 1995. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

     The Managing General Partner of the Partnership is Seventh Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ICOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.


     Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. Payment of a portion of the management fees incurred through 1991 had been deferred in accordance with the advisory agreement; however, during 1995, these deferred fees totaling $203,452 were paid to AEW in connection with the distribution of sale proceeds (See Note 3). AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000, $14,506 and $11,000 in 1996, 1995, and 1994, respectively). Acquisition fees were paid at the time commitments were initially funded in an amount equal to 2% of the gross proceeds from the offering. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $8,000 in 1996, $7,168 in 1995, and $11,787 in 1994. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled $4,424, $8,984, and $11,073 for the same annual periods.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

     Real Estate Joint Ventures

     Investments in joint ventures are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the two ventures which include an affiliate of the Partnership, which has substantial economic equity in the respective projects. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

     Property

     Property includes land and buildings, which are stated at cost less accumulated depreciation, plus other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the prior investment on the conversion date.

     Capitalized Costs, Depreciation and Amortization

     Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease term.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are amortized using the straight-line method over the estimated useful lives of the underlying property.

     Certain tenant leases provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period.

     Carrying value may be greater or less than current appraised value. The appraised values of all of the Partnership's investments exceeded their carrying values by a total of approximately $4,900,000 and $3,800,000 at December 31, 1996 and 1995, respectively. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Cash Equivalents and Short-Term Investments

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1996 and December 31, 1995, all investments were in commercial paper with less than three and eight months, respectively, remaining to maturity.

     Organization Costs

     Costs incurred in connection with organizing the Partnership were capitalized and have been amortized using the straight-line method over five years.

     Deferred Disposition Fees

     Disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions.
According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

     Income Taxes

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

Note 3 - Real Estate Joint Ventures
-----------------------------------

     The Partnership invested in six real estate joint ventures, organized as general partnerships with different real estate management/development firms, and in two cases, with an affiliate of the Partnership. One investment was sold in 1991 and another in 1994. The Drilex investment was converted to a wholly-owned property in 1993. The Partnership has committed to make capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint ventures for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and acquisition fees:

                       Preferential
  Investment/            Rate of     Ownership              December 31,
  Location               Return      Interest            1996          1995
  --------               ------      --------         ----------    ----------
Waterford Apartments
  Frederick, Maryland    10.09%       16.25%          $4,699,993    $4,699,993

Parkmoor Plaza
  San Jose, California   10%            75%           $9,786,330    $9,786,330

Prentiss Copystar
  Itasca, Illinois       11%          23.25%          $1,027,386    $1,027,386

     Waterford Apartments

     On March 20, 1989, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates, and with an affiliate of the Partnership, to develop and operate a garden-style apartment complex. The Partnership and its affiliate collectively have a 65% ownership interest in the joint venture. The Partnership committed to contribute up to $4,700,000 to the capital of the joint venture. The preferential return related to $1,175,000 is payable currently only to the extent of available cash flow. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, 25% of the Partnership's contribution would first be repaid unconditionally. The remaining 75% would be repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement.

     Parkmoor Plaza

     On September 20, 1989, the Partnership entered into a joint venture with South Bay Construction and Development Company, Inc. to acquire a leasehold interest in three industrial/service center buildings and to renovate and operate these buildings. The Partnership is committed to make a maximum capital contribution of $10,000,000. The payment of up to 1% per annum of the preferential return is deferrable during the first ten years if sufficient operating cash flow is not available. The joint venture is required to return all cash contributions made by the Partnership by the tenth anniversary of its initial funding. The non-cancelable ground lease has an initial expiration date of November 12, 2014 and requires annual ground rental payments by the venture of $73,230. The joint venture also has an option to extend the term of the ground lease for an additional 25 years. Future minimum rental payments due to the venture under non-cancelable operating leases are: $1,299,451 in 1997; $1,384,918 in 1998; $1,327,861 in 1999; $1,259,438 in 2000; $1,186,169 in 2001; and $8,697,936
thereafter.

     Prentiss Copystar

     On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $1,029,084. The preferential return related to $308,725 is payable currently only to the extent of available cash flow. If $720,359, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. The minimum future rental payments due to the venture under a non-cancelable operating lease are:
$355,000 in 1997; $366,000 in 1998; and $281,000 in 1999.

     Sale of Kachina Apartments

     On May 25, 1990, the Partnership entered into a joint venture with an affiliate of Evans Withycombe, Inc., to develop and operate an apartment complex. The Partnership contributed a total of $7,956,422 to the capital of the venture. On August 17, 1994 the joint venture sold its property. After closing costs, the payment of preferential returns to the Partnership and the allocation to the venture partner, the Partnership received sale proceeds of $9,679,291 which resulted in a gain of $1,870,749 ($44.02 per limited partnership unit). A disposition fee of $322,468 was accrued but not paid to the advisor. During 1995, the Partnership received an additional $228,086 in connection with the final settlement of the venture's activities, which was also recognized as a gain. The Partnership made two capital distributions in connection with the sale: one on January 26, 1995 for $1,009,824 ($24.00 per limited partnership unit) and another on October 26, 1995 for $3,366,080 ($80 per limited partnership unit).

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                               December 31,
                                      -----------------------------
                                         1996              1995
                                      -----------       -----------
Assets
 Real property, at cost less
  accumulated depreciation
  of $7,454,395 and $6,395,506,
  respectively                        $22,409,515       $23,455,289
 Other                                  1,359,304         1,421,726
                                      -----------       -----------
                                       23,768,819        24,877,015

Liabilities                               242,965           358,871
                                      -----------       -----------

Net assets                            $23,525,854       $24,518,144
                                      ===========       ===========

                             Results of Operations
                             ---------------------

                                          Year ended December 31,
                                  ---------------------------------------
                                     1996          1995           1994
                                     ----          ----           ----
Revenue
 Rental income                    $4,747,319    $4,573,261     $5,204,545
 Other                                 7,243         6,733         45,946
                                  ----------    ----------     ----------
                                   4,754,562     4,579,994      5,250,491
                                  ----------    ----------     ----------

Expenses
 Operating expenses                1,557,688     1,511,063      1,744,804
 Depreciation and amortization     1,083,033     1,082,690      1,223,997
                                  ----------    ----------     ----------
                                   2,640,721     2,593,753      2,968,801
                                  ----------    ----------     ----------

Net income                        $2,113,841    $1,986,241     $2,281,690
                                  ==========    ==========     ==========

   Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 4 - Property
-----------------

     Regency Court Apartments

     On April 14, 1995, the Partnership acquired a 174-unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for a total price of $9,605,021. The purchase and sale agreement required the seller to supplement the monthly rental income generated from the property to the extent such income was less than $125,000 per month during the one-year period ended April 13, 1996, with such supplement not to exceed $300,000 in total. The supplemental rental was $115,323, which has been applied to reduce the purchase price in 1995 and 1996.

     The buildings and improvements are being depreciated over 30 years using the straight-line method.

     Drilex

     On December 18, 1990, the Partnership entered into a joint venture with an affiliate of The Trammell Crow Company to develop and own a build-to-suit industrial building for the Drilex Corporation, Inc. The Partnership contributed $2,294,713 to the capital of the venture. Pursuant to the payment of $70,000 to acquire the venture partner's remaining ownership share, the investment became a wholly-owned property of the Partnership as of September 30, 1993.

     The building and improvements are being depreciated over 25 years. The building is leased to a single tenant under an agreement which continues through July 2001. The lease provides for annual rents of $264,960 for the first five years and $305,016 thereafter.

   The following is a summary of the Partnership's property investments:

                                          December 31,
                                 -----------------------------
                                     1996             1995
                                 ------------     ------------
   Land                          $ 2,190,969      $ 2,190,969
   Buildings and improvements      9,811,682        9,826,291
   Accumulated depreciation         (727,728)        (371,106)
   Other net liabilities             (50,732)         (72,083)
                                 -----------      -----------
                                 $11,224,191      $11,574,071
                                 ===========      ===========

Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                          Year ended December 31,
                                     1996          1995           1994
                                  -----------   -----------    -----------
Net income per financial
 statements                       $1,751,136    $2,060,318     $3,705,107
Timing differences:
 Property operations                 (43,545)      (12,182)        18,330
 Joint venture earnings             (103,944)      (85,334)      (271,686)
 Gain on sale                              -             -        238,143
 Expenses                             11,827        10,565              -
 Depreciation                              -        62,052         13,136
                                  ----------    ----------     ----------

Taxable income                    $1,615,474    $2,035,419     $3,703,030
                                  ==========    ==========     ==========

Note 6 - Partners' Capital
--------------------------

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and refinancing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $996 during 1991, and from $996 to $892 in 1995, as a result of capital returned from sale transactions. The adjusted capital contribution was further reduced to $884 in 1996, as a result of capital returned from a discretionary reduction of cash reserves. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $612,015 ($14.40 per limited partnership unit).

                        COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP

                   REAL ESTATE AND ACCUMULATED DEPRECIATION


                               DECEMBER 31, 1996
                                 Schedule III

                                                          Initial Cost to                              Costs Capitalized
                                                          the Partnership                         Subsequent to Acquisitions
                                            ------------------------------------------------     ----------------------------
                                                                                                                 Change in
                                                        Buildings &          Other Net                              Other
Description                                  Land      Improvements     Assets/(Liabilities)      Improvements    Net Assets
--------------------------------------     ---------  --------------   ---------------------     -------------  -------------
Houston, TX                                  244,346       1,976,977                  23,788                0         36,998
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                           1,946,623       7,786,490                       0            48,215      (111,518)
- Regency Court Apartments (see Note A)
                                           ---------  --------------   ---------------------     -------------  -------------
Total wholly-owned property                2,190,969       9,763,467                  23,788            48,215       (74,520)
                                           =========  ==============   =====================     =============  =============
                                             Gross amount at which
                                           Carried at Close of Period
                                           --------------------------
                                                        Buildings &       Other                      Accumulated
Description                                  Land      Improvements     Net Assets      Total        Depreciation
--------------------------------------     ---------  ---------------  ------------   ----------   ---------------
Houston, TX                                  244,346     1,976,977         60,786     2,282,109      (257,676)
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                           1,946,623     7,834,705       (111,518)    9,669,810      (470,052)
- Regency Court Apartments (see Note A)
                                           ---------  ---------------  ------------  -----------   ---------------
Total wholly-owned property                2,190,969     9,811,682        (50,732)   11,951,919      (727,728)
                                           =========  ===============  ============  ===========   ===============
                                                  Status of               Date            Depreciable
Description                                      Construction           Acquired              Life
--------------------------------------       -----------------    ----------------    ------------------
Houston, TX                                       Completed            09/30/93             25 Years
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                                  Completed             4/14/95             30 Years
- Regency Court Apartments (see Note A)

Total wholly-owned property
                                             (A)    Reconciliation of Real Estate owned:
                                                    Beginning  balance,  January 1, 1996             $ 11,945,177

                                                    Additions to Property                                 (14,609)

                                                    Change in working capital                              21,351
                                                                                                     ------------
                                                    Ending balance, December 31, 1996                $ 11,951,919
                                                                                                     ============
                                                    Accumulated Depreciation, January 1, 1996        $    371,106

                                                    Depreciation Expense - 1996                           356,622
                                                                                                     ------------
                                                    Accumulated Depreciation, December 31, 1996      $    727,728
                                                                                                     ============


16.25% interest in
Waterford Apartments.
Owners of a 314-unit
apartment complex in                     ------- See Note B -------  $   3,525,185   NA    Completed     03/20/89  27.5 Years
Frederick, Maryland.

75% interest in Parkmoor
Plaza.  Leasehold interest
in land & fee interest in               ------- See Note B ---------  $  8,644,498   NA    Completed     09/20/89    40 Years
3 retail buildings
in San Jose, California.

23.25% interest in Prentiss Copystar.
Owners of land and an industrial        ------- See Note B ---------  $    903,643   NA    Completed     05/23/91    35 Years
Facility in Itasca, Illinois.
                                        -------------------------------------------
    Total joint venture investments                                   $ 13,073,326
                                        ===========================================

                         COPLEY PENSION PROPERTIES VII
                         -----------------------------

                            NOTE B TO SCHEDULE III



                                                                                                  CASH      AMORTIZATION
                                              BALANCE           CASH             EQUITY IN     RECEIVED       OF NET      BALANCE
                               PERCENT OF   AT BEGINNING    INVESTMENTS IN        INCOME/        FROM       ACQUISITION    AT END
        DESCRIPTION            OWNERSHIP      OF YEAR       JOINT VENTURES        (LOSS)    JOINT VENTURES     FEES       OF YEAR
-------------------------   -------------  -------------- -----------------  -------------  -------------- ------------  -----------
   Waterford Apartments       16.25%        $ 3,709,838                 $0      $  237,079     ($418,108)    ($3,624)   $ 3,525,185

   Parkmoor Plaza                75%          8,835,601                  0         940,867    (1,127,770)     (4,200)   $ 8,644,498

   Prentiss Copystar          23.25%            943,589                  0          72,681      (109,886)     (2,741)   $   903,643
                                          -------------   -------------------  -----------  ------------   ----------  -------------

                                            $13,489,028                 $0      $1,250,627   ($1,655,764)   ($10,565)   $13,073,326
                                          =============   ===================  ============  ============  ==========  =============

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)


                             FINANCIAL STATEMENTS
                                     WITH
                         INDEPENDENT AUDITORS' REPORT


                              FOR THE YEARS ENDED
                          DECEMBER 31, 1996 AND 1995

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                      OF SOUTH BAY/COPLEY VII ASSOCIATES
                   (REFERRED TO ELSEWHERE AS PARKMOOR PLAZA)


                                                                          Page #
Independent Auditors' Report of Soren, McAdam and Bartells....................

Balance Sheet - December 31, 1996 and 1995....................................

Statement of Operations - For the Years Ended
    December 31, 1996, 1995 and 1994..........................................

Statement of Changes in Partners' Equity - For the Years Ended
    December 31, 1996, 1995 and 1994..........................................

Statement of Cash Flows - For the Years Ended
    December 31, 1996, 1995 and 1994..........................................

Notes to Financial Statements.................................................

                       [LETTER HEAD OF SMB APPEARS HERE]




                         INDEPENDENT AUDITORS' REPORT

To the Partners
South Bay/Copley VII Associates
Campbell, California


We have audited the accompanying balance sheets of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        SOREN . McADAM . BARTELLS
                                        Certified Public Accountants, Inc.


Redlands, California                   /s/ Douglas R. McAdam
January 17, 1997                    By:  Douglas R. McAdam, CPA

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                                BALANCE SHEETS

                                                       DECEMBER 31,        1996        1995
----------------------------------------------------------------------------------------------
ASSETS
Income-producing property                                               $7,290,094  $7,540,179
Cash                                                                         3,912       6,165
Rents receivable, net of allowance for doubtful accounts
 of $76,758 and $76,758                                                    662,544     557,099
Other assets                                                               281,891     303,212
                                                                        ----------------------

Total assets                                                            $8,238,441  $8,406,655
                                                                        ======================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Accounts payable                                                        $    8,377  $    6,462
Accrued Priority Return                                                    355,902     456,268
Security deposits                                                           32,540      31,807
Unearned revenue                                                             1,041
                                                                        ----------------------

Total liabilities                                                          397,860     494,537

PARTNERS' EQUITY                                                         7,840,581   7,912,118
                                                                        ----------------------

Total liabilities and partners' equity                                  $8,238,441  $8,406,655
                                                                        ======================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31,    1996         1995         1994
-------------------------------------------------------------------------------
REVENUE
Building rentals                           $1,370,411   $1,299,888   $1,239,366
Other rental reimbursements                   158,819      133,351      144,964
Interest                                           90          535          153
                                           ------------------------------------

Total revenue                               1,529,320    1,433,774    1,384,483
                                           ------------------------------------

EXPENSES
Interest                                    1,012,404    1,009,533      984,545
Depreciation                                  263,085      259,383      254,721
Land rent                                      73,230       73,230       73,230
Property taxes                                 84,702       77,650       75,909
Property operations                           156,755      216,520      170,246
General and administrative                     10,681       16,512       16,074
                                           ------------------------------------

Total expenses                              1,600,857    1,652,828    1,574,725
                                           ------------------------------------

Net loss                                   $  (71,537)  $ (219,054)  $ (190,242)
                                           ====================================






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                        STATEMENTS OF PARTNERS' EQUITY

                                       COPLEY PENSION    SBC&D
                                       PROPERTIES VII    CO., INC.      TOTAL
                                       -----------------------------------------
Balance, December 31, 1993                 $8,177,223       $1       $8,177,224
Contributions of capital                       65,000                    65,000
Net loss                                     (190,242)                 (190,242)
                                           -------------------------------------

Balance, December 31, 1994                  8,051,981        1        8,051,982
Contributions of capital                       79,190                    79,190
Net loss                                     (219,054)                 (219,054)
                                           -------------------------------------

Balance, December 31, 1995                  7,912,117        1        7,912,118
Net loss                                      (71,537)                  (71,537)
                                           -------------------------------------

Balance, December 31, 1996                 $7,840,580       $1       $7,840,581
                                           ====================================






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED DECEMBER 31,       1996         1995       1994
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $  (71,537)  $(219,054)  $(190,242)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
  Depreciation and amortization                           287,775     281,948     288,753
  Loss on disposal of asset                                            16,917
  Increase in:
   Rents receivable                                      (105,445)   (119,931)   (214,586)
   Other assets                                            (3,369)    (10,223)    (52,869)
  Increase (decrease) in:
   Accounts payable                                         1,915      (1,101)      3,291
   Accrued Priority Return                               (100,366)     97,346     107,497
   Security deposits                                          733       7,700
   Unearned revenue                                         1,041      (1,050)    (18,150)
                                                       ----------------------------------

Net cash provided by (used in) operating activities        10,747      52,552     (76,306)
                                                       ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties                                   (13,000)   (139,709)    (10,101)
                                                       ----------------------------------

Net cash used in investing activities                     (13,000)   (139,709)    (10,101)
                                                       ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from partner contributions                                    79,190      65,000
                                                       ----------------------------------

Net cash provided by financing activities                       -      79,190      65,000
                                                       ----------------------------------

Net decrease in cash                                       (2,253)     (7,967)    (21,407)
Cash, beginning of year                                     6,165      14,132      35,539
                                                       ----------------------------------

Cash, end of year                                      $    3,912   $   6,165   $  14,132
                                                       ==================================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest                                 $1,112,770   $ 913,533   $ 876,560
                                                       ==========   =========   =========

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership was formed for the purpose of developing and leasing approximately 13.8 acres in the City of San Jose, California. The project includes the developing, leasing and management of the buildings. The partners are: Copley Pension Properties VII (a Massachusetts Limited Partnership) and SBC&D Co., Inc. (a California corporation).

The preparation of these financial statements requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management also determines the accounting principles to be used in the preparation of financial statements. A description of the significant accounting policies employed in the preparation of these financial statements follows:

RECLASSIFICATIONS

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

RENTAL REVENUE

Revenue from leases is recognized on a straight-line basis over the lease term, irrespective of when payments are due.

PROPERTIES

Properties consisting of buildings, site improvements and construction in progress are reported at cost less accumulated depreciation and include improvements that significantly add to utility or extend useful lives. Maintenance and repairs are charged to expense as incurred. When items of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Depreciation is provided using the straight-line method over the estimated useful lives of the buildings and improvements, 40 years and 20 years, respectively. These useful lives do not exceed the term of the land lease, including the option period. Certain building improvements related to specific tenants are depreciated over the respective lease term, which is generally 15 years.

INCOME TAXES

Income or loss of the Partnership is allocated to the partners in accordance with the Partnership Agreement. No income tax provision has been included in the financial statements since all taxable items of the Partnership are required to be reported by the respective partners on their income tax returns.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Additionally, the tax returns and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If the Partnership's taxable income or loss is ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly.

The income or loss reported for tax purposes may differ from the amount of the income or loss on these financial statements due to differences in rental income recognition for federal income tax reporting purposes and financial accounting purposes. In addition, in accordance with federal tax requirements and certain provisions of the Partnership Agreement, the allocation of income or loss for tax purposes may differ from these financial statements.

2.   INCOME-PRODUCING PROPERTIES

Income-producing properties consisted of the following:

                                                                   December 31,
                                                                1996          1995
                                                            --------------------------
Buildings                                                   $ 7,281,939   $ 7,281,939
Building improvements                                           899,407       899,407
Site improvements                                               781,437       768,437
                                                             ------------------------
                                                              8,962,783     8,949,783
Less accumulated depreciation                                (1,672,689)   (1,409,604)
                                                             ------------------------

                                                            $ 7,290,094   $ 7,540,179
                                                             ========================

Depreciation charged to operations during the years ended December 31, 1996, 1995 and 1994 was $263,085, $259,383 and $254,721, respectively.

3.   RENTS RECEIVABLE

Building rental revenue includes rents recognized in excess of amounts due currently under the terms of the leases. Included in rents receivable at December 31, 1996 and 1995 is $662,544 and $557,099, respectively, of rents in excess of amounts due currently under the leases. During the years ended December 31, 1996, 1995 and 1994, building rental revenue recognized exceeds the amounts due under the terms of the leases in the amounts of $104,952, $119,931 and $221,543, respectively.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

4.   OTHER ASSETS

Other assets consisted of the following:

                                                                  December 31,
                                                               1996         1995
                                                            ----------------------
Capitalized leasing costs                                   $367,551      $364,197
Less accumulated amortization                                (88,285)      (63,595)
                                                             ---------------------
                                                             279,266       300,602
Prepaid insurance                                              2,625         2,610
                                                             ---------------------

                                                            $281,891      $303,212
                                                             =====================

Capitalized leasing costs represent initial direct costs incurred to acquire leases and are amortized over the life of the related lease. Amortization of capitalized leasing costs charged to property operations for the years ended December 31, 1996, 1995 and 1994 was $24,690, $22,565 and $21,408, respectively.

5. RELATED PARTY TRANSACTIONS

Copley Pension Properties VII

Copley Pension Properties VII is entitled to receive a monthly Priority Return at the rate of ten percent per annum on the balance of its Invested Capital. The Partnership is permitted to defer payment of the Priority Return equal to one percent per annum for the first 120 months from the date of the Partnership Agreement. Any amounts deferred also bear interest at ten percent. Copley Pension Properties VII has committed to a maximum Invested Capital of $10,000,000 which, at December 31, 1996, was $9,786,330. All unpaid Invested Capital and accrued Priority Return are required to be paid in full no later than September 30, 2000. The following is a summary of information relative to the Priority Return:

                                                             For the Years Ended December 31,
                                                              1996          1995        1994
                                                            -----------------------------------
Amount charged to operations                                $1,012,404   $1,009,533   $984,545
Amount capitalized to construction of property                                1,939
                                                             ---------------------------------

Total amount incurred                                       $1,012,404   $1,011,472   $984,545
                                                             =================================

Cash payments                                               $1,112,770   $  913,533   $876,560
                                                             =================================

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


5.   RELATED PARTY TRANSACTIONS (Continued)

                                                               December 31,
                                                              1996      1995
                                                            ------------------
Accrued amount currently payable                            $ 73,397  $ 73,397
Cumulative deferred payments                                 282,505   382,871
                                                            ------------------

Total                                                       $355,902  $456,268
                                                            ==================

SBC&D Co., Inc.

SBC&D Co., Inc. is the general contractor for improvements and repairs to Partnership properties. The Partnership has also entered into a Property Management Agreement with SBC&D Co., Inc. for management of the property, in which SBC&D Co., Inc. is to receive three percent of gross rents plus lease commissions equal to one-third of the then prevailing market rate for each new lease, lease renewal or lease extension.

Charges related to these transactions were as follows:

                                               For the Years Ended December 31,
                                                1996         1995       1994
                                              ----------------------------------
Improvements to properties                                 $122,417    $10,101
Repairs and maintenance                       $14,407        76,485     30,602
Management fees                                37,945        35,374     30,517
Lease commissions                               3,353        10,261
                                              ----------------------------------
                                              $55,705      $244,537    $71,220
                                              ==================================

At December 31, 1996 and 1995, the Partnership had accounts payable to SBC&D Co., Inc. of $3,185 and $3,157, respectively.

SBC&D Co., Inc. has pledged certain rights in the Partnership to secure certain funding obligations to Metropolitan Life Insurance Company, a New York corporation, as successor by merger to New England Mutual Life Insurance Company ("Pledgee"), an affiliate of Copley Pension Properties VII. In the pledge agreement, SBC&D Co., Inc. granted to Pledgee, as collateral, a security interest in a 60 percent undivided interest in all rights to receive distributions of cash or other property which SBC&D Co., Inc. becomes entitled to receive under the Partnership Agreement.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


6.   RENTAL REVENUE

Portions of the project's buildings are rented under noncancellable leases with initial lease terms of up to twenty years. The following is a schedule by years of minimum future rentals on these leases as of December 31, 1996:

               Year ending December 31,
                         1997                          $ 1,299,451
                         1998                            1,384,918
                         1999                            1,327,861
                         2000                            1,259,438
                         2001                            1,186,169
                      Thereafter                         8,697,936
                                                        ----------
                         Total                         $15,155,773
                                                        ==========

The above schedule includes minimum future rentals of three significant tenants that represent greater than 90 percent of the minimum future rentals.

Certain lease agreements provide that rental amounts can be increased in accordance with the Consumer Price Index for all wage earners and clerical workers, San Francisco/Oakland metropolitan area, published by the United States Department of Labor, Bureau of Labor Statistics. Under certain of the lease agreements, the lessees are required to pay their proportionate shares of property taxes, insurance and common area maintenance charges.

7.   LAND RENTAL

The Partnership leases the land under a noncancellable operating lease which has an initial expiration date of November 12, 2014 and an option to extend the lease for an additional 25 years.

The following is a schedule by years of minimum future rentals as of December 31, 1996:

               Year ending December 31,
                         1997                            $ 73,230
                         1998                              73,230
                         1999                              73,230
                         2000                              73,230
                         2001                              73,230
                      Thereafter                          946,132
                                                        ---------
                         Total                         $1,312,282
                                                        =========

The total rental expense under this operating lease was $73,230 for each of the years ended December 31, 1996, 1995 and 1994.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


8.   INFORMATION ABOUT FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and rents receivable. The Partnership has concentrations of credit risk for cash because it maintains substantially all of its deposits in a single financial institution, and the amount of those deposits often exceeds federally insured limits. However, the Partnership does not believe that this results in a significant risk. Credit risk for rents receivable is concentrated as well because all the balances are due from businesses located within the same geographic region.

The fair value of the Partnership's financial instruments related to its lease contracts (rents receivable and security deposits) are not required to be disclosed. Cash and accounts payable are settled so close to the balance sheet date that fair value does not differ significantly from the stated amounts. The Partnership's liability for the Accrued Priority Return, arising from the terms of the Partnership Agreement, is discussed in Note 5. Because there is no known trading activity for these types of financial instruments, it is not practicable to estimate the fair value.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                       PAGE NUMBER
--------------                                                       -----------


10A.                Frederick Partners General Partnership                *
                    Agreement dated as of March 20, 1989
                    between Frederick Bozzuto Limited
                    Partnership, Copley Pension Properties
                    VI; A Real Estate Limited Partnership and the Registrant.

10B.                General Partnership Agreement of South Bay/           *
                    Copley VII Associates dated as of September 20,
                    1989 between SBC & D Co., Inc. and
                    Copley Pension Properties VII, A Real Estate
                    Limited Partnership.

10C.                Purchase Agreement and Escrow Instructions            *
                    dated March 7, 1989, as amended, between Scottsdale Unified School District No. 48 of
                    Maricopa County, Arizona and Evans Withycombe
                    Construction, Inc.

10D.                Letter Agreement dated November 30, 1989,             *
                    between the Registrant and EW Kachina
                    Limited Partnership for the formation of Kachina Associates.

10E.                Loan Agreement dated as of November 30, 1989          *
                    between the Registrant and EW Funding Corp., Inc.

10F.                Multiple Advance Note dated November 30,              *
                    1989, in the Principal amount of $2,600,000 from EW Funding Corp., Inc., to the Registrant.

10G.                Deed of Trust and Assignment of Rents dated           *
                    as of November 30, 1989 between EW Funding
                    Corp., Inc., as Trustor, Ticor Title
                    Insurance Company of California, as Trustee, and the Registrant, as Beneficiary.

10H.                Ground Lease dated as of October 14, 1976,            *
                    between Park West Associates, as Landlord and Carl N. Swenson Co., Inc., as Tenant.

10I.                Assignment of Ground Lease and Grant of Real          *
                    Property dated as of September 20, 1989 by and between Property Resources Fund III, as
                    Assignor and the Registrant as Assignee.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                       PAGE NUMBER
--------------                                                       -----------


10J.                General Partnership Agreement of Kachina              *
                    Associates, an Arizona general partnership dated as of May 25, 1990 between EW
                    Kachina Limited Partnership, an Arizona
                    Limited Partnership and the Registrant.

10K.                First Amendment to General Partnership Agreement      *
                    of Kachina Associates dated as of May 25, 1990 by and among EW Kachina Limited Partnership and the Registrant.

10L.                Frederick Partners Amended and Restated               *
                    General Partnership Agreement dated as of October 23, 1990 between Frederick Bozzuto
                    Limited Partnership, Copley Pension Properties
                    VI; a Real Estate Limited Partnership and the
                    Registrant.

10M. Barrett Associates Joint Venture General Partnership * Agreement dated as of December 1, 1990 between Barrett A & S Partners, L.P. and the
                    Registrant.

10N.                Crow Copley Houston Associates General                *
                    Partnership Agreement dated as of December 18,
                    1990 between CH 1990 IACT Limited Partnership and the Registrant.

10O.                Agreement for Purchase and Sale by and between        *
                    Barrett Associates Joint Venture, a Georgia general partnership, composed of Barrett
                    A & S Partners, L.P., a Georgia limited
                    partnership, and the Registrant, and Germania of America, Inc. dated February 7, 1991.

10P.                First Amendment to Agreement for Purchase             *
                    and Sale dated as of April 15, 1991 by and between Barrett Associates Joint Venture and Germania of America, Inc.

10Q.                Second Amendment to Agreement for Purchase            *
                    and Sale dated as of April 15, 1991 by
                    and between Barrett Associates Joint Venture and Germania of America, Inc.

10R.                Third Amendment to Agreement for Purchase             *
                    and Sale dated as of August 27, 1991 by
                    and between Barrett Associates Joint Venture and Germania of America, Inc.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                       PAGE NUMBER
--------------                                                       -----------


10S.                Prentiss/Copley Itasca Associates General             *
                    Partnership Agreement dated as of May 20,
                    1991 between Prentiss Properties Itasca
                    L.P., a Texas limited partnership, and Copley
                    Pension Properties VI; A Real Estate Limited
                    Partnership and Registrant.

10T.                Assignment Agreement made as of January 1, 1994       *
                    by and between Registrant and CH 1990 IACT
                    Limited Partnership and Eighth Copley Corp.

10U.                Asset Contribution Agreement by and among Evans       *
                    Withycombe Residential, Inc., a Maryland Corporation, and Evans Withycombe Residential, L.P., a Delaware Limited Partnership, as Purchasers and Kachina Associates, as Seller dated as of June 9, 1994.










_______________________________________________

*    Previously filed and incorporated herein by reference.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COPLEY PENSION PROPERTIES VII;
                              A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 28, 1997         By:   /s/ Joseph W. O'Connor
                                    ----------------------
                                    Joseph W. O'Connor
                                    President of the
                                    Managing General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                              Date
     ---------                     -----                              ----


                              President, Principal
                              Executive Officer and
                              Director of the
 /s/ Joseph W. O'Connor       Managing General Partner         March 28, 1997
-----------------------
     Joseph W. O'Connor

                              Principal Financial and
                              Accounting Officer of the
 /s/ Daniel C. Mackowiak      Managing General Partner         March 28, 1997
------------------------
     Daniel C. Mackowiak


                              Director of the
 /s/ Daniel J. Coughlin       Managing General Partner         March 28, 1997
-----------------------
     Daniel J. Coughlin


                              Director of the
 /s/ James J. Finnegan        Managing General Partner         March 28, 1997
----------------------
     James J. Finnegan