Form 10-Q
period 1997-03-31
COPLEY PENSION PROPERTIES VII
filed 1997-05-12
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 31, 1997         Commission File Number 0-20126




                        COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


           Massachusetts                                 04-3035851
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           225 Franklin Street, 25th Fl.
           Boston, Massachusetts                         02110
(Address of principal executive offices)              (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000


================================================================================
Former name, former address and former fiscal year if changed since last report


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1997


                                    PART I


                             FINANCIAL INFORMATION


BALANCE SHEET
(Unaudited)

                                                      March 31, 1997           December 31, 1996
                                                      --------------           -----------------
Assets

Real estate investments:
     Joint ventures                                 $     12,989,854          $      13,073,326
     Property, net                                        11,128,178                 11,224,191
                                                          -----------                -----------
                                                          24,118,032                 24,297,517

Cash and cash equivalents                                  3,289,690                  3,030,587
Short-term investments                                     1,200,688                  1,430,515
                                                          -----------                -----------
                                                    $     28,608,410          $      28,758,619
                                                          ===========                ===========


Liabilities and Partners' Capital

Accounts payable                                    $         67,215          $          77,888
Accrued management fee                                        65,027                     60,529
Deferred disposition fees                                    478,108                    478,108
                                                          -----------                 ----------
Total liabilities                                            610,350                    616,525
                                                          -----------                 ----------


Partners' capital (deficit):
     Limited partners ($884 per unit;
         160,000 units authorized, 42,076
         units issued and outstanding)                    28,032,427                 28,175,021
     General partners                                        (34,367)                   (32,927)
                                                          -----------                -----------
Total partners' capital                                   27,998,060                 28,142,094
                                                          -----------                -----------
                                                    $     28,608,410          $      28,758,619
                                                          ===========                ===========



               (See accompanying notes to financial statements)



STATEMENT OF OPERATIONS

(Unaudited)
                                                     Quarter Ended March 31,
                                                     ------------------------
                                                      1997              1996
                                                     -------           -------
INVESTMENT ACTIVITY
Property rentals                                  $     461,443      $   430,711
Property operating expenses                            (179,235)        (175,754)
Depreciation and amortization                           (87,700)         (87,743)
                                                     ----------       ----------
                                                        194,508          167,214

Joint venture earnings                                  327,920          293,592
                                                     ----------       ----------

    Total real estate activity                          522,428          460,806

Interest on cash equivalents
    and short-term investments                           56,258           58,874
                                                     ----------       ----------

    Total investment activity                           578,686          519,680
                                                     ----------       ----------

PORTFOLIO EXPENSES

Management fees                                          65,027           60,950
General and administrative                               45,679           48,495
                                                     ----------       ----------
                                                        110,706          109,445
                                                    -----------       ----------

Net Income                                        $     467,980      $   410,235
                                                   ============       ==========

Net income per limited partnership
    unit                                          $       11.01      $      9.65
                                                   ============       ==========

Cash distributions per limited
    partnership unit                              $       14.40      $     13.73
                                                   ============       ==========

Number of limited partnership units
    outstanding during the period                        42,076           42,076
                                                   ============       ==========

               (See accompanying notes to financial statements)


STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)


                                               Quarter ended March 31,
                              --------------------------------------------------------
                                       1997                           1996
                              ----------------------        --------------------------

                               General       Limited         General          Limited
                              Partners      Partners        Partners          Partners
                              ---------     --------        --------          --------

Balance at beginning        $ (32,927)   $  28,175,021      $ (26,114)    $    29,186,014
      of period

Cash distributions             (6,120)        (605,894)        (5,835)           (577,703)

Net income                      4,680          463,300          4,102             406,133
                           ----------  ---------------    ------------  -----------------
Balance at end
      of period             $ (34,367)   $  28,032,427      $ (27,847)    $    29,014,444
                            ==========  ==============     ===========   ================


               (See accompanying notes to financial statements)


SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                              Quarter ended March 31,
                                                          -------------------------------
                                                               1997                1996
                                                            ----------          ----------
Net cash provided by operating activities                  $    647,231        $   558,042
                                                            -----------         ----------

Cash flows from investing activities:
     Investment in property                                           -             (2,714)
     Decrease (increase) in short-term
        investments, net                                        223,886            (34,532)
                                                            -----------         ----------
            Net cash provided by (used in)
              investing activities                              223,886            (37,246)
                                                            -----------         ----------

Cash flows from financing activity:
     Distributions to partners                                 (612,014)          (583,538)
                                                            -----------         ----------

Net increase (decrease) in cash
     and cash equivalents                                       259,103            (62,742)

Cash and cash equivalents:
     Beginning of period                                      3,030,587          3,194,992
                                                             ----------         ----------

     End of period                                         $  3,289,690        $ 3,132,250
                                                            ===========         ==========




               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

Note 2 - Real Estate Joint Ventures

The following summarized financial information is presented in the aggregate for the Partnership's three joint ventures:


                             Assets and Liabilities
                             -----------------------

                                          March 31, 1997      December 31, 1996
                                          ---------------     -----------------
Assets
    Real property, at cost less
       accumulated depreciation of
       $7,691,531 and $7,454,395,
       respectively                         $  22,172,482        $  22,409,515
    Other                                       1,403,428            1,359,304
                                             -------------        -------------
                                               23,575,910           23,768,819
Liabilities                                       211,726              242,965
                                             -------------        -------------


Net assets                                  $  23,364,184        $  23,525,854
                                             =============        =============

                             Results of Operations

                                               Quarter ended March 31,
                                            1997                    1996
                                          --------              ----------

Revenue
      Rental income                   $      1,214,229      $      1,165,487
      Other                                        806                   565
                                          ------------          ------------
                                             1,215,035             1,166,052
                                          ------------          ------------


Expenses

      Operating expenses                       360,907               399,230
      Depreciation and amortization            243,365               274,618
                                          ------------          ------------
                                               604,272               673,848
                                          ------------          ------------

Net income                            $        610,763      $        492,204
                                          ============          ============

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property

The following is a summary of the Partnership's two wholly-owned properties:

                                  March 31, 1997            December 31, 1996
                                 ---------------           ------------------
Land                            $     2,190,969           $    2,190,969
Buildings and improvements            9,811,682                9,811,682
Accumulated depreciation               (812,787)                (727,728)
Other net liabilities                   (61,686)                 (50,732)
                                     -----------             ------------
                                $    11,128,178           $   11,224,191
                                     ===========             ============

Note 4 - Subsequent Event

Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $657,491 ($15.47 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

           The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in 1991 and another in 1994. Capital of $4,880,816 ($116 per limited partnership unit) has been returned to the limited partners as a result of sales and the reduction of cash reserves.

           At March 31, 1997, the Partnership had $4,490,378 in cash, cash equivalents and short-term investments, of which $657,491 was used for operating cash distributions to partners on April 24, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's short-term and real estate investments, and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $892 to $884 per limited partnership unit during the fourth quarter of 1996 with a distribution of a portion of cash reserves. Distributions of cash from operations relating to the first quarter of 1997 were made at an annualized rate of 7% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1996 were made at an annualized rate of 6.5% on the adjusted capital contribution. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the improvement in cash flow from operations.

           The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $5,000,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

           Form of Real Estate Investment

           The Drilex and Regency Court investments are wholly-owned properties. The other three real estate investments in the portfolio are structured as joint ventures.

           Operating Factors

           The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased at March 31, 1997, as they were at December 31, 1996 and March 31, 1996.

           The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended the first quarter of 1997 with an occupancy level of 97% and 99%, respectively. Occupancy at Waterford Apartments has consistently been in the mid-90% range. Occupancy at Regency Court increased from 95% at March 31, 1996.

           Occupancy at Parkmoor Plaza was 100% at March 31, 1997, which it has been since the second quarter of 1995.


           Investment Results

           Interest on short-term investments and cash equivalents decreased slightly between the first quarter of 1996 and 1997, due to lower average investment balances and lower average yields.

           Total real estate activity for the first quarter of 1997 and 1996 was $522,428 and $460,806, respectively. This increase is primarily due to improved operating results at Waterford Apartments of approximately $22,000 due to higher rental rates and lower operating expenses for repairs and maintenance. In addition, operating income at Regency Court increased due to improved occupancy. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective quarterly periods.

           Cash flow from operations increased by approximately $89,000 between the respective first quarters. This increase was due to the operating results at Regency Court, combined with changes in property working capital.

           Portfolio Expenses

           The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

           The Partnership management fee increased between the first quarter of 1996 and 1997 due to an increase in distributable cash flow. General and administrative expenses decreased approximately $2,800 between the respective quarters, due to a decrease in professional fees.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1997


                                    PART II


                               OTHER INFORMATION





Item 6.    Exhibits and Reports on Form 8-K

           a.    Exhibits:   None.

           b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES
                                  ----------



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COPLEY PENSION PROPERTIES VII;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 12, 1997
                                /s/ James J. Finnegan
                                -------------------------------
                                  James J. Finnegan
                                  Managing Director and General Counsel
                                  of Managing General Partner,
                                  Seventh Copley Corp.



May 12, 1997
                                /s/ Daniel C. Mackowiak
                                --------------------------------
                                  Daniel C. Mackowiak
                                  Principal Financial and Accounting
                                  Officer of Managing General Partner,
                                  Seventh Copley Corp.