Form 10-Q
period 1997-06-30
COPLEY PENSION PROPERTIES VII
filed 1997-08-12
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------------------------------

For Quarter Ended June 30, 1997                  Commission File Number 0-20126



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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  [X]    No [_]

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997


                                     PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)




                                    June 30, 1997      December 31, 1996
                                    -------------      -----------------

ASSETS
Real estate investments:
 Joint ventures                     $  12,905,755          $  13,073,326
 Property, net                         11,069,877             11,224,191
                                      -----------            -----------
                                       23,975,632             24,297,517

Cash and cash equivalents               2,731,464              3,030,587
Short-term investments                  1,714,989              1,430,515
                                      -----------            -----------
                                    $  28,422,085          $  28,758,619
                                      ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                    $      78,824          $      77,888
Accrued management fee                     65,027                 60,529
Deferred disposition fees                 478,108                478,108
                                      -----------            -----------
Total liabilities                         621,959                616,525
                                      -----------            -----------


Partners' capital (deficit):
 Limited partners ($884 per unit;
  160,000 units authorized, 42,076
  units issued and outstanding)        27,836,473             28,175,021
 General partners                         (36,347)               (32,927)
                                      -----------            -----------
Total partners' capital                27,800,126             28,142,094
                                      -----------            -----------
                                    $  28,422,085          $  28,758,619
                                      ===========            ===========




                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)





                                              Six                       Six
                              Quarter        Months      Quarter       Months
                               Ended         Ended        Ended        Ended
                              June 30,      June 30,     June 30,     June 30,
                                1997          1997         1996         1996
                             ----------   -----------   ----------   ----------
INVESTMENT ACTIVITY
Property rentals             $  454,796   $   916,239   $  425,534   $  856,245
Property operating expenses    (163,035)     (342,270)    (167,751)    (343,505)
Depreciation and
 amortization                   (87,700)     (175,400)     (87,743)    (175,486)
                             ----------   -----------   ----------   ----------
                                204,061       398,569      170,040      337,254

Joint venture earnings          317,018       644,938      308,058      601,650
                             ----------   -----------   ----------   ----------

 Total real estate activity     521,079     1,043,507      478,098      938,904


Interest on cash equivalents
 and short-term investments      58,151       114,409       59,557      118,431
                             ----------   -----------   ----------   ----------

 Total investment activity      579,230     1,157,916      537,655    1,057,335
                             ----------   -----------   ----------   ----------

PORTFOLIO EXPENSES

Management fees                  65,027       130,054       60,949      121,899
General and administrative       54,646       100,325       44,472       92,967
                             ----------   -----------   ----------   ----------
                                119,673       230,379      105,421      214,866
                             ----------   -----------   ----------   ----------

Net Income                   $  459,557   $   927,537   $  432,234   $  842,469
                             ==========   ===========   ==========   ==========

Net income per limited
 partnership unit            $    10.81   $     21.82   $    10.17   $    19.82
                             ==========   ===========   ==========   ==========

Cash distributions per
 limited
 partnership unit             $   15.47    $    29.87    $   14.50   $    28.23
                              =========    ==========    =========   ==========

Number of limited
 partnership units
 outstanding during the
 period                          42,076        42,076       42,076       42,076
                              =========    ==========    =========   ==========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)


                                                           Six Months Ended                                    Six Months Ended
                                  Quarter Ended                 Ended                 Quarter Ended                 Ended
                                  June 30, 1997             June 30, 1997             June 30, 1996             June 30, 1996
                              ---------------------      ---------------------    ---------------------      ---------------------
                              General      Limited       General      Limited     General      Limited       General      Limited
                              Partners     Partners      Partners     Partners    Partners     Partners      Partners     Partners
                              --------     --------      --------     --------    --------     --------      --------     --------

Balance at beginning         $(34,367)  $28,032,427     $(32,927)  $28,175,021   $(27,847)  $29,014,444     $(26,114)  $29,186,014
  of period

Cash distributions             (6,575)     (650,916)     (12,695)   (1,256,810)    (6,163)     (610,102)     (11,998)   (1,187,805)

Net income                      4,595       454,962        9,275       918,262      4,322       427,912        8,424       834,045
                              -------    ----------      -------    ----------    -------    ----------      -------    ----------

Balance at end
  of period                  $(36,347)  $27,836,473     $(36,347)  $27,836,473   $(29,688)  $28,832,254     $(29,688)  $28,832,254
                              =======    ==========      =======    ==========    =======    ==========      =======    ==========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Six Months Ended June 30,
                                              ------------------------------
                                                   1997              1996
                                                ---------         ---------
Net cash provided by operating activities    $  1,257,766      $  1,143,091
                                              -----------       -----------

Cash flows from investing activities:
 Investment in property                                 -            32,744
 Increase in short-term
  investments, net                               (287,384)          (25,429)
                                              -----------       -----------
     Net cash (used in) provided by
       investing activities                      (287,384)            7,315
                                              -----------       -----------

Cash flows from financing activity:
 Distributions to partners                     (1,269,505)       (1,199,803)
                                              -----------       -----------

Net decrease in cash
 and cash equivalents                            (299,123)          (49,397)

Cash and cash equivalents:
 Beginning of period                            3,030,587         3,194,992
                                              -----------       -----------

 End of period                                $ 2,731,464       $ 3,145,595
                                              ===========       ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

Note 2 - Real Estate Joint Ventures
-----------------------------------
The following summarized financial information is presented in the aggregate for the Partnership's three joint ventures:

                             Assets and Liabilities
                             ----------------------

                                    June 30, 1997      December 31, 1996
                                   ---------------    -------------------
Assets
 Real property, at cost less
   accumulated depreciation of
   $7,928,555 and $7,454,395
   respectively                     $  21,935,459      $      22,409,515
 Other                                  1,379,535              1,359,304
                                      -----------            -----------
                                       23,314,994             23,768,819

Liabilities                               166,738                242,965
                                      -----------            -----------


Net assets                          $  23,148,256      $      23,525,854
                                      ===========            ===========

                             Results of Operations
                             ---------------------

                                  Six Months Ended June 30,
                                      1997         1996
                                  ------------  -----------

Revenue

 Rental income                     $ 2,421,659  $ 2,342,968
 Other                                   2,387        2,695
                                    ----------   ----------
                                     2,424,046    2,345,663
                                    ----------   ----------


Expenses

 Operating expenses                    782,812      800,817
 Depreciation and amortization         486,618      549,459
                                    ----------   ----------
                                     1,269,430    1,350,276
                                    ----------   ----------

Net income                         $ 1,154,616  $   995,387
                                    ==========   ==========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property
-----------------
The following is a summary of the Partnership's two wholly-owned properties:

                              June 30, 1997   December 31, 1996
                              --------------  ------------------

Land                           $  2,190,969        $  2,190,969
Buildings and improvements        9,811,682           9,811,682
Accumulated depreciation           (897,846)           (727,728)
Other net liabilities               (34,928)            (50,732)
                                -----------         -----------
                               $ 11,069,877        $ 11,224,191
                                ===========         ===========


Note 4 - Subsequent Event
-------------------------

Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $657,491 ($15.47 per limited partnership unit).

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

    At June 30, 1997, the Partnership had $4,446,453 in cash, cash equivalents and short-term investments, of which $657,491 was used for operating cash distributions to partners on July 24, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $892 to $884 per limited partnership unit during the fourth quarter of 1996, with a distribution of a portion of cash reserves. Distributions of cash from operations relating to the first and second quarters of 1997 were made at an annualized rate of 7% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1996 were made at an annualized rate of 6.5% on the adjusted capital contribution. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the improvement in cash flow from operations.

    The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $5,600,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

    Form of Real Estate Investment

    The Drilex and Regency Court investments are wholly-owned properties. The other three of the investments in the portfolio are structured as joint ventures.

    Operating Factors

    The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased, each by a single tenant, at June 30, 1997, as they were at December 31, 1996 and June 30, 1996.

    The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended the second quarter of 1997 with occupancy levels of 93% and 95%, respectively. Occupancy at Waterford Apartments remained in the mid 90% range during the first six months of 1996, consistent with the prior year. Occupancy at Regency Court increased from 91% at June 30, 1996.

    Occupancy at Parkmoor Plaza was 100% at June 30, 1997 where it has remained since the second quarter of 1995.


    Investment Results

    Interest on short-term investments and cash equivalents decreased slightly between the first six months of 1996 and 1997, due to lower average investment balances.

    Total real estate activity for the first six months of 1997 and 1996 was $1,043,507 and $938,904, respectively. This increase is primarily due to improved operating income at Regency Court of approximately $55,000 as a result of higher occupancy. Operating results at Waterford Apartments increased approximately $29,000 primarily due to higher rental rates. In addition, operating results at Prentiss improved approximately $14,000 due to lower operating expenses for landscaping and common area improvements combined with a decrease in amortization expense related to leasing commissions that became fully amortized. Operating results at the two remaining properties were relatively unchanged.

    Cash flow from operations increased by approximately $115,000 between the respective six month periods. This change was due to the operating results at Regency Court combined with changes in working capital.

    Portfolio Expenses

    The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

    The Partnership management fee increased between the first six months of 1996 and 1997 due to an increase in distributable cash flow. General and administrative expenses increased between the respective six month periods due to an increase in professional fees.

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits:   None.

         b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



                       COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (Registrant)



August 12, 1997
                        /s/ James J. Finnegan
                        -------------------------------
                         James J. Finnegan
                         Managing Director and General Counsel
                         of Managing General Partner,
                         Seventh Copley Corp.



August 12, 1997
                       /s/ Karin J. Lagerlund
                       --------------------------------
                         Karin J. Lagerlund
                         Principal Financial and Accounting
                         Officer of Managing General Partner,
                         Seventh Copley Corp.