Form 10-Q
period 1997-09-30
COPLEY PENSION PROPERTIES VII
filed 1997-11-12
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997        Commission File Number 0-20126



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

                              Yes  [X]    No  [_]

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1997


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)





                                        September 30,     December 31,
                                            1997              1996
                                        -----------        -----------
Assets

Real estate investments:
  Joint ventures                        $12,831,128        $13,073,326
  Property, net                          10,977,762         11,224,191
                                        -----------        -----------
                                         23,808,890         24,297,517

Cash and cash equivalents                 3,254,787          3,030,587
Short-term investments                    1,174,933          1,430,515
                                        -----------        -----------
                                        $28,238,610        $28,758,619
                                        ===========        ===========
Liabilities and Partners' Capital

Accounts payable                        $    79,244        $    77,888
Accrued management fee                       65,026             60,529
Deferred disposition fees                   478,108            478,108
                                        -----------        -----------
Total liabilities                           622,378            616,525
                                        -----------        -----------

Partners' capital (deficit):
  Limited partners ($884 per unit;
    160,000 units authorized, 42,076
    units issued and outstanding)        27,654,418         28,175,021
  General partners                          (38,186)           (32,927)
                                        -----------        -----------
Total partners' capital                  27,616,232         28,142,094
                                        -----------        -----------
                                        $28,238,610        $28,758,619
                                        ===========        ===========

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                             Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                           September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                           ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                               $ 474,593           $1,390,832            $ 436,716           $1,292,961
Property operating expenses                     (197,428)            (539,698)            (161,651)            (505,156)
Depreciation and amortization                    (87,701)            (263,101)             (87,744)            (263,230)
                                               ---------           ----------            ---------           ----------
                                                 189,464              588,033              187,321              524,575

Joint venture earnings                           330,607              975,545              325,427              927,077
                                               ---------           ----------            ---------           ----------

 Total real estate activity                      520,071            1,563,578              512,748            1,451,652


Interest on cash equivalents
 and short-term investments                       59,145              173,554               62,084              180,515
                                               ---------           ----------            ---------           ----------

 Total investment activity                       579,216            1,737,132              574,832            1,632,167
                                               ---------           ----------            ---------           ----------

Portfolio Expenses

Management fees                                   65,026              195,080               60,950              182,849
General and administrative                        40,593              140,918               41,850              134,817
                                               ---------           ----------            ---------           ----------
                                                 105,619              335,998              102,800              317,666
                                               ---------           ----------            ---------           ----------

Net Income                                     $ 473,597           $1,401,134            $ 472,032           $1,314,501
                                               =========           ==========            =========           ==========

Net income per limited partnership
 unit                                          $   11.14           $    32.97            $   11.11           $    30.93
                                               =========           ==========            =========           ==========
Cash distributions per limited
 partnership unit                              $   15.47           $    45.34            $   14.50           $    42.73
                                               =========           ==========            =========           ==========

Number of limited partnership units
 outstanding during the period                    42,076               42,076               42,076               42,076
                                               =========           ==========            =========           ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                           Quarter Ended          Nine Months Ended         Quarter Ended          Nine Months Ended
                        September 30, 1997       September 30, 1997       September 30, 1996       September 30, 1996
                      -----------------------  -----------------------  -----------------------  -----------------------

                       General     Limited      General     Limited      General    Limited      General     Limited
                      Partners    Partners     Partners    Partners     Partners    Partners     Partners    Partners
                      --------   -----------   --------   -----------   --------   -----------   --------   -----------
Balance at
  beginning
  of period           $(36,347)  $27,836,473   $(32,927)  $28,175,021   $(29,688)  $28,832,254   $(26,114)  $29,186,014


Cash distributions      (6,575)     (650,916)   (19,270)   (1,907,726)    (6,163)     (610,102)   (18,161)   (1,797,907)

Net income               4,736       468,861     14,011     1,387,123      4,721       467,311     13,145     1,301,356
                      --------   -----------   --------   -----------   --------   -----------   --------   -----------

Balance at end
  of period           $(38,186)  $27,654,418   $(38,186)  $27,654,418   $(31,130)  $28,689,463   $(31,130)  $28,689,463
                      ========   ===========   ========   ===========   ========   ===========   ========   ===========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1997             1996
                                                 -----------      -----------
Net cash provided by operating activities        $ 1,897,662      $ 1,860,190
                                                 -----------      -----------

Cash flows from investing activities:
  Investment in property                                   -           32,744
  Decrease in short-term
   investments, net                                  253,534          507,964
                                                 -----------      -----------
     Net cash provided by
       investing activities                          253,534          540,708
                                                 -----------      -----------

Cash flows from financing activity:
  Distributions to partners                       (1,926,996)      (1,816,068)
                                                 -----------      -----------

Net increase in cash
  and cash equivalents                               224,200          584,830

Cash and cash equivalents:
  Beginning of period                              3,030,587        3,194,992
                                                 -----------      -----------

  End of period                                  $ 3,254,787      $ 3,779,822
                                                 ===========      ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired four of the five real estate investments it currently owns prior to 1991, and a fifth property in 1995. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

Note 2 - Real Estate Joint Ventures
-----------------------------------

The following summarized financial information is presented in the aggregate for the Partnership's three joint ventures:

                             Assets and Liabilities
                             ----------------------

                                      September 30, 1997  December 31, 1996
                                      ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $8,165,691 and $7,454,395,
     respectively                          $21,698,323        $22,409,515
  Other                                      1,502,001          1,359,304
                                           -----------        -----------
                                            23,200,324         23,768,819

Liabilities                                    198,259            242,965
                                           -----------        -----------

Net assets                                 $23,002,065        $23,525,854
                                           ===========        ===========

                             Results of Operations

                                       Nine Months Ended September 30,
                                            1997             1996
                                       ---------------  --------------
Revenue

  Rental income                           $3,704,717       $3,538,186
  Other                                        4,890            3,498
                                          ----------       ----------
                                           3,709,607        3,541,684
                                          ----------       ----------
Expenses

  Operating expenses                       1,225,093        1,161,795
  Depreciation and amortization              730,234          824,300
                                          ----------       ----------
                                           1,955,327        1,986,095
                                          ----------       ----------

Net income                                 $1,754,280      $1,555,589
                                           ==========      ==========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property
-----------------

The following is a summary of the Partnership's two wholly-owned properties:

                                      September 30, 1997   December 31, 1996
                                      ------------------   -----------------

Land                                       $ 2,190,969         $ 2,190,969
Buildings and improvements                   9,811,682           9,811,682
Accumulated depreciation                      (982,905)           (727,728)
Other net liabilities                          (41,984)            (50,732)
                                           -----------         -----------
                                           $10,977,762         $11,224,191
                                           ===========         ===========


Note 4 - Subsequent Event
-------------------------

Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $657,491 ($15.47 per limited partnership unit).

             Management's Discussion and Analysis of Financial Condition
             -----------------------------------------------------------
             and Results of Operations
             -------------------------

             Liquidity and Capital Resources

                   The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in 1991 and another in 1994. Capital of $4,880,816 ($116 per limited partnership unit) has been returned to the limited partners as a result of these sales and the reduction of cash reserves.

                   At September 30, 1997, the Partnership had $4,429,720 in
             cash, cash equivalents and short-term investments, of which $657,491 was used for operating cash distributions to partners on October 30, 1997. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $892 to $884 per limited partnership unit during the fourth quarter of 1996, with a distribution of a portion of cash reserves. Distributions of cash from operations relating to the first, second and third quarters of 1997 were made at an annualized rate of 7% on the adjusted capital contribution. Distributions of cash from operations relating to the first, second and third quarters of 1996 were made at an annualized rate of 6.5% on the adjusted capital contribution. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the improvement of cash flow from operations.

                   The carrying value of real estate investments in the
             financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $5,700,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


             Results of Operations

                   Form of Real Estate Investment

                   The Drilex and Regency Court investments are wholly-owned
             properties. The other three of the investments in the portfolio are structured as joint ventures.

             Operating Factors

                   The Partnership's two industrial properties, Drilex and
             Prentiss Copystar, were 100% leased, each by a single tenant, at September 30, 1997, as they were at December 31, 1996 and September 30, 1996.

                   The Partnership's two multi-family residential properties,
             Waterford Apartments and Regency Court Apartments, ended the third quarter of 1997 with occupancy levels of 93% and 97%, respectively. Occupancy at Waterford Apartments remained in the mid 90% range during the first nine months of 1997, which is consistent with the prior year. Occupancy at Regency Court has remained in the high 90% range since September 30, 1996.

                   Occupancy at Parkmoor Plaza was 100% at September 30, 1997
             where it has remained since the second quarter of 1995.

     Investment Results

     Interest on short-term investments and cash equivalents decreased slightly between the first nine months of 1996 and 1997, due to lower average investment balances.

     Total real estate activity for the first nine months of 1997 and 1996 was $1,563,578 and $1,451,652, respectively. This increase is due to improved operating income at Regency Court Apartments of approximately $67,000 as a result of increased rental revenues due to higher average occupancy during the first nine months of 1997 as compared to 1996, slightly offset by increased marketing expenses and earthquake insurance premiums. Operating results at Waterford Apartments increased approximately $38,000 due to higher rental rates combined with a decrease in depreciation expense related to personal property that became fully depreciated. In addition, operating results at Prentiss Copystar improved by approximately $16,000 due to a reduction in real estate taxes combined with a decrease in amortization expense related to leasing commissions that became fully amortized. Operating results at the two remaining properties were relatively unchanged between the respective periods.

     Cash flow from operations increased approximately $38,000 between the respective nine month periods. This change is less than the increase in operating results at Regency Court discussed above due to a reduction in the cash flow from Parkmoor Plaza as a result of the timing of distributions in 1996.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first nine months of 1996 and 1997 due to an increase in distributable cash flow. General and administrative expenses increased between the respective nine month periods primarily due to an increase in accounting fees.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1997


                                    PART II


                               OTHER INFORMATION



Items 1-5.    Not applicable

Item 6.       Exhibits and Reports on Form 8-K

              a.  Exhibits:   (27)  Financial Data Schedule

              b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                                    COPLEY PENSION PROPERTIES VII;
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (Registrant)



November 12, 1997
                                    /s/ James J. Finnegan
                                    -------------------------------
                                    James J. Finnegan
                                    Vice President
                                    of Managing General Partner,
                                    Seventh Copley Corp.



November 12, 1997
                                    /s/ Karin J. Lagerlund
                                    ------------------------------
                                    Karin J. Lagerlund
                                    Principal Financial and Accounting
                                    Officer of Managing General Partner,
                                    Seventh Copley Corp.