Form 10-K405
period 1997-12-31
COPLEY PENSION PROPERTIES VII
filed 1998-03-30
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission File No. 0-20126
                              ____________________

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

                              Yes  X     No
                                  ---        ---

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

          As of December 31, 1997, the Partnership had five real property investments, one of which was acquired in 1995. Two additional investments were sold: a research and development facility in 1991 and an apartment complex in 1994. Sales proceeds have been distributed in the amount of $108 per Unit as a result of these sales. In addition, capital of $8 per Unit has been distributed as a result of a discretionary reduction in cash reserves. The Partnership has no current plan to renovate, improve, or further develop any of its existing real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

          The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

          A.    Apartment Complex in Frederick, Maryland ("Waterford
                ----------------------------------------------------
                Apartments").
                ------------

          On March 20, 1989, the Partnership acquired a 16.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 48.75% interest, and Frederick Bozzuto Limited Partnership. On October 23, 1990 the Partnership agreed to increase its maximum commitment from $3,000,000 to $4,700,000 of which $3,525,000 is considered Senior Capital and $1,175,000 is considered Junior Capital. As of December 31, 1997, the Partnership had contributed $4,699,993 to the capital of the joint venture. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.09% per annum. Such preferred return will be payable currently until the

Partnership and the Affiliate have received an aggregate of $687,471; thereafter, the preferred return on the Senior Capital will be payable currently and the preferred return on the Junior Capital will accrue and bear interest at the rate of 10.09% per annum, compounded monthly, if sufficient cash flow is not available therefor. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, the Partnership would be entitled to have 25% of its contribution repaid without premium and to have 75% repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement. The joint venture agreement also entitles the Partnership to receive 16.25% of remaining cash flow and 16.25% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's investments.

          On February 11, 1998, Frederick Bozzuto Limited Partnership filed a declaratory judgment action in the Circuit Court for Baltimore County. The Partnership and the Affiliate had declared that an impasse under the joint venture agreement existed because of a disagreement between the Partnership and the Affiliate, on the one hand, and Frederick Bozzuto Limited Partnership, on the other hand, with respect to the contents of the business plan to be adopted by the joint venture for 1998. The Partnership and the Affiliate had sought to effect the dissolution of the joint venture pursuant to the terms of the joint venture agreement. The declaratory judgment action asks the Court to hold that no impasse (and, hence, no right to dissolve the joint venture) can exist with respect to a disagreement over the contents of the annual business plan of the joint venture.

          The joint venture owns approximately 16.35 acres of land improved with an approximately 295,074 square foot, 314-unit apartment complex, which was developed in two phases between 1989 and 1991. As of December 31, 1997, this complex was approximately 93% leased.

          B.    Retail Center in San Jose, California ("Parkmoor Plaza").
                --------------------------------------------------------

          On September 20, 1989, the Partnership acquired a 75% interest in a joint venture formed with SBC & D Co., Inc. As of December 31, 1997, the Partnership had contributed $9,786,330 to the capital of the joint venture out of a maximum commitment of $10,000,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. During the first 120 months following the date of the joint venture agreement, to the extent sufficient cash flow is not available therefor, up to 1% of such preferred return may accrue and bear interest at the rate of 10% per annum, compounded monthly. The balance of the preferred return will be payable monthly on a current basis. Commencing with the 121st month following the date of the joint venture agreement, the full amount of the preferred return will be payable monthly on a current basis. The joint venture agreement also entitles the Partnership to receive 75% of remaining cash flow and 75% of sale and refinancing proceeds following the return of the Partnership's investment.

          The joint venture owns a leasehold interest pursuant to a ground lease in 13.791 acres of land and a fee interest in three retail buildings totaling approximately 149,825 square feet in San Jose, California. The ground lease terminates on November 12, 2014 and provides for an annual rental of $73,230 payable in equal monthly installments. The joint venture has the option to extend the lease for an additional 25 years. The rent for the extended term will be determined in accordance with provisions set forth in the lease. The joint venture also has the option to purchase the land upon notice from the owner of its intention to sell to an unrelated third party and its acceptance of a bona fide offer. The property has been fully converted from industrial to retail use. As of December 31, 1997, this retail center was 100% leased.

          C.    Office/Warehouse Building in Houston, Texas ("Drilex").
                ------------------------------------------------------

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

          The Partnership owns approximately 3.4 acres of land in Houston, Texas, improved with an approximately 53,750 square foot single story office/warehouse building constructed in 1991. As of December 31, 1997, the building was 100% occupied by a single tenant under a long-term lease that expires in August 2001.

          D.    Industrial Building in Itasca, Illinois ("Prentiss Copystar").
                -------------------------------------------------------------

          On May 23, 1991, the Partnership acquired a 23.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 51.75% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1997, the Partnership had contributed $1,027,386 to the capital of the joint venture out of a maximum commitment of $1,029,084, of which $690,224 is characterized as Senior Capital and $308,725 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred return, compounded monthly, of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership would be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the treasury rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 23.25% of the net proceeds of sales and financings after return of its capital and 23.25% of cash flow remaining after payment of the preferred return.

          The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. As of December 31, 1997, the building was 100% leased to a single tenant for a term which expires in 1999. The tenant has an option that commenced in September, 1995 to purchase the facility at fair market value. As of December 31, 1997, the tenant has not expressed any interest in exercising the option.


          E.    Apartment Complex in Sherman Oaks, California ("Regency Court
                -------------------------------------------------------------
                Apartments")
                -----------

          On April 14, 1995, Regency Court Associates, L.P., a California limited partnership (the "Acquisition Partnership"), acquired a 174-unit apartment complex located in Sherman Oaks, California for $9,605,021. The sole limited partner of the Acquisition Partnership is the Partnership, and the sole general partner of the Acquisition Partnership is Copp VII Holding Corp., a Massachusetts corporation which is a wholly-owned subsidiary of the Partnership (the "Subsidiary"). As of December 31, 1997, the Partnership had contributed $9,700,000 to the capital of the Acquisition Partnership. The partnership agreement of the Acquisition Partnership entitles the Partnership to receive 99% of cash flow and 99% of sale and financing proceeds. The Subsidiary has a 1% interest in cash flow and sale and financing proceeds. The Subsidiary has been capitalized with a $1,000,000 demand promissory note from the Partnership.

          The Acquisition Partnership owns a 174-unit apartment complex known as Regency Court located on approximately 1.64 acres of land. As of December 31, 1997, the apartment complex was approximately 95% leased.

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


                                Estimated    Number of
                                   1997       Tenants
                                  Annual    with 10% or                  Square Feet
                                  Realty      more of      Name(s) of        of       Contract
           Property               Taxes         GLA        Tenant(s)     Each Tenant    Rent
-------------------------------------------------------------------------------------------------

Retail Center in San Jose, CA    $ 65,688         4       Baby Super        25,000    $ 8.61
                                                          Discount
                                                          Food 4 Less       54,600    $11.59

                                                       U.S. Post Office     22,000    $ 4.16

                                                        Family Fitness      30,000    $ 7.96
                                                            Center
Office/Warehouse Building in     $   0 (1)        1     Drilex Systems      53,750    $ 5.67
 Houston, TX

Apartment Complex in Sherman     $113,570        N/A          N/A            N/A        N/A
 Oaks, CA

Apartment Complex in             $276,192        N/A          N/A            N/A        N/A
 Frederick, MD

Industrial Building,             $ 69,975         1    Mita Copystar of     70,535    $ 5.19
 Itasca, IL                                              America, Inc.
----------------------------------------------------------------------------------------------



                                                              Line of business
                                  Lease       Renewal           Business of
           Property             Expiration    Options         Principal Tenants
-------------------------------------------------------------------------------
Retail Center in San Jose, CA    3/2008      Two 10 year         Baby retailer
                                              options
                                 9/2007       Six 5 year         Food Retailer
                                               options
                                 2/2001       One 5 year           U.S. Post
                                                option               Office
                                 1/2014       Two 5 year         Fitness Center
                                               options

Office/Warehouse Building in     8/2001       One 5 year             Drill
 Houston, TX                                    option            Manufacturer

Apartment Complex in Sherman       N/A            N/A                  N/A
 Oaks, CA

Apartment Complex in               N/A            N/A                  N/A
 Frederick, MD

Industrial Building,             9/1999          None             Photocopier
Itasca, IL                                                        Distributor
-----------------------------------------------------------------------------------


(1) Tenant responsible for real property taxes.

      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:


-----------------------------------------------------------------------------------------------------------------
                                                                                  Rental
                                                Gross Leasable    Year-End        Revenue      Net Effective
                   PROPERTY                          Area         Occupancy      Recognized    Rent ($/sf/yr)*
-----------------------------------------------------------------------------------------------------------------

        Retail Center in San Jose, CA
        -----------------------------
                     1993                           149,825         93%          $1,203,654            $9.13
                     1994                           149,825         93%          $1,384,330            $9.94
                     1995                           149,825        100%          $1,433,239            $9.74
                     1996                           149,825        100%          $1,529,230           $10.21
                     1997                           149,825        100%          $1,590,646           $10.62

   Office/Warehouse Building in Houston, TX
   ----------------------------------------
                     1993                            53,750        100%            $284,988            $5.30
                     1994                            53,750        100%            $264,960            $4.93
                     1995                            53,750        100%            $283,886            $5.28
                     1996                            53,750        100%            $302,304            $5.62
                     1997                            53,750        100%            $303,592            $5.65

      Apartment Complex in Frederick, MD
      ----------------------------------
                     1993                           295,074         91%          $2,487,886            $9.16
                     1994                           295,074         96%          $2,551,410            $9.25
                     1995                           295,074         94%          $2,661,022            $9.57
                     1996                           295,074         97%          $2,726,498            $9.70
                     1997                           295,074         93%          $2,912,841           $11.15

       Industrial Building, Itasca, IL
       -------------------------------
                     1993                            70,535        100%            $467,000            $6.62
                     1994                            70,535        100%            $475,000            $6.73
                     1995                            70,535        100%            $479,000            $6.79
                     1996                            70,535        100%            $492,000            $6.98
                     1997                            70,535        100%            $462,000            $6.55

    Apartment Complex, Sherman Oaks, CA(1)
    -------------------------------------
                     1993                             N/A           N/A              N/A                N/A
                     1994                             N/A           N/A              N/A                N/A
                     1995                           111,540         95%          $1,001,293           $12.73
                     1996                           111,540         98%          $1,411,825           $13.36
                     1997                           111,540         95%          $1,501,502           $13.95
---------------------------------------------------------------------------   ----------------------------------

*Net effective rent calculation is based on average occupancy during the respective year.

(1) Property acquired April 14, 1995.

Note: N/A denotes that the property was not in operation

         Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1997:


-------------------------------------------------------------------------------------------------------
                                           TENANT AGING REPORT

                  Property                    # of Lease      Total          Total        Percentage of
                                              Expirations  Square Feet  Annual Contract    Gross Annual
                                                                             Rent           Rental(2)
-------------------------------------------------------------------------------------------------------
Retail Center in San Jose, CA(1)
--------------------------------
                    1998                           0                 0               $0          0%
                    1999                           2            13,000         $137,760         10%
                    2000                           0                 0               $0          0%
                    2001                           1            22,000          $91,444          7%
                   2002*                           1                 0          $24,000          2%
                    2003                           0                 0               $0          0%
                    2004                           0                 0               $0          0%
                    2005                           1             4,800          $53,208          4%
                    2006                           0                 0               $0          0%
                    2007                           1            54,600         $632,814         47%

Office/Warehouse Building in Houston, TX
----------------------------------------
                    1998                           0                 0               $0          0%
                    1999                           0                 0               $0          0%
                    2000                           0                 0               $0          0%
                    2001                           1            53,750         $305,016        100%
                    2002                           0                 0               $0          0%
                    2003                           0                 0               $0          0%
                    2004                           0                 0               $0          0%
                    2005                           0                 0               $0          0%
                    2006                           0                 0               $0          0%

Apartment Complex in Frederick, MD
----------------------------------
                    1998                         N/A               N/A              N/A         N/A
                    1999                         N/A               N/A              N/A         N/A
                    2000                         N/A               N/A              N/A         N/A
                    2001                         N/A               N/A              N/A         N/A
                    2002                         N/A               N/A              N/A         N/A
                    2003                         N/A               N/A              N/A         N/A
                    2004                         N/A               N/A              N/A         N/A
                    2005                         N/A               N/A              N/A         N/A
                    2006                         N/A               N/A              N/A         N/A
                    2007                         N/A               N/A              N/A         N/A
------------------------------------------------------------------------------------------------------

*Rent received for a telecommunication company satellite dish mounted on a building at the property.


Industrial Building, Itasca, IL
-------------------------------
                     1998                               0            0               $0              0%
                     1999                               1       70,535         $281,000            100%
                     2000                               0            0               $0              0%
                     2001                               0            0               $0              0%
                     2002                               0            0               $0              0%
                     2003                               0            0               $0              0%
                     2004                               0            0               $0              0%
                     2005                               0            0               $0              0%
                     2006                               0            0               $0              0%

Apartment Complex in Sherman Oaks, CA
-------------------------------------
                     1998                             N/A          N/A              N/A             N/A
                     1999                             N/A          N/A              N/A             N/A
                     2000                             N/A          N/A              N/A             N/A
                     2001                             N/A          N/A              N/A             N/A
                     2002                             N/A          N/A              N/A             N/A
                     2003                             N/A          N/A              N/A             N/A
                     2004                             N/A          N/A              N/A             N/A
                     2005                             N/A          N/A              N/A             N/A
                     2006                             N/A          N/A              N/A             N/A
                     2007                             N/A          N/A              N/A             N/A
---------------------------------------------------------------------------------------------------------------------------

  * Does not include expenses paid by tenants.

  (1) Remaining leases do not expire within 10 years  .

  Note: N/A denotes that disclosure does not apply based on the nature of the property.

      The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:


                                                                           Rate of                   Life     Accumulated
                      Entity / Property                    Tax Basis     Depreciation     Method   in years   Depreciation
---------------------------------------------------------------------------------------------------------------------------
Apartment Complex, Frederick, MD
--------------------------------
Building & Improvements                                   $ 2,680,594         N/A         150% DB     15        $1,436,726
Building & Improvements                                    10,239,068        3.64%          SL        27.5       2,668,709
                                                          -----------                                           ----------
Total Depreciable Assets                                  $12,919,662                                           $4,105,435

Retail Center, San Jose, CA
---------------------------
Building & Improvements                                   $ 7,848,233        3.18%          SL        31.5      $1,607,937
Building & Improvements                                       540,633        2.56%          SL        39            54,904
Land Improvements                                             768,437        6.67%          SL        15           259,798
Land Improvements                                              13,000         5%            SL        20               731
                                                          -----------                                           ----------
Total Depreciable Assets                                  $ 9,170,303                                           $1,923,370

Office/Warehouse Building, Houston, TX
--------------------------------------
Building & Improvements                                   $ 2,045,494        2.50%          SL        40        $  348,607
                                                          -----------                                           ----------
Total Depreciable Assets                                  $ 2,045,494                                           $  348,607

Industrial Building, Itasca Illinois
------------------------------------
Building & Improvements                                   $ 2,121,478        2.50%          SL        40        $  333,084
                                                          -----------                                           ----------
Total Depreciable Assets                                  $ 2,121,478                                           $  333,084

Apartment Complex, Sherman Oaks, CA
-----------------------------------
Building & Improvements                                   $ 7,729,434        3.64%          SL        27.5      $  759,419
                                                          -----------                                           ----------
Total Depreciable Assets                                  $ 7,729,434                                           $  759,419

Total Depreciable Assets                                  $33,986,371                                           $7,469,915
                                                          ===========                                           ==========
---------------------------------------------------------------------------------------------------------------------------

SL = Straight Line
DB = Declining Balance

      Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

      Industrial Building in Itasca, Illinois
      ---------------------------------------

      This industrial building is located in the metropolitan Chicago industrial market, where employment is approximately 1.7% higher than in 1996. The jobless rate at year-end 1997 stood at approximately 4.6%, and labor force growth continues to accelerate. Over the past year, years of supply in the metropolitan Chicago industrial market fell from 6.4 years to 4.3 years. The year-end 1997 industrial vacancy rate is expected to be 10.6%, up from 10.1% recorded at the close of 1996. Available space in the property's submarket, DuPage County, climbed over 400,000 square feet in 1996 to approximately 5.9 million square feet.

      Apartment Complex in Sherman Oaks, California
      ---------------------------------------------

      This apartment complex is located in Sherman Oaks, which is within the San Fernando Valley apartment market, approximately 14 miles from downtown Los Angeles. The San Fernando area was hit hard by the 1994 Northridge Earthquake, and as a result, apartment occupancy rates dipped during 1995 and 1996 as damaged units had to undergo repairs in order to be returned to habitable condition. Occupancy in the area over the last year has improved to 96%. The property also benefits from its unusual density as it is one of the few large apartment complexes in Sherman Oaks, with 100 units to the acre. Of the 847 buildings in Sherman Oaks of five or more units, only 10 (1%) buildings contain 100 units or more.

      Apartment Complex in Frederick, MD
      ----------------------------------

This apartment complex is located in the southwestern section of the city of Frederick, Maryland, which is approximately 50 miles from both Washington, D.C. and Baltimore, Maryland. Demand for office space is shifting from northern Virginia toward suburban Maryland, which is prompting office construction in the area. This could have a positive effect on the Frederick apartment market, which experienced a 96% occupancy rate at year-end 1997. Average rental rates in the Frederick market increased by approximately 5% - 7% between 1996 and 1997, as businesses continue to move up the I-270 corridor, positively impacting the Frederick market.

      Retail Center in San Jose, California
      -------------------------------------

This retail center is located in the San Jose metropolitan market, which has a gross leasable area of approximately 9.6 million square feet, of which there is approximately .8 million square feet of space currently available. Current job growth in San Jose is currently under 4% per year, down from its peak of 7% in 1996. The metro area's unemployment rate of 2.9% is a constraining factor on the area's employment expansion. Year-end 1997 retail net absorbtion of available space in the San Jose metropolitan area is expected to be 3.6%, a decrease from the 4.4% recorded in 1996. The year-end 1997 vacancy rate in the retail sector for this market is expected to be 8.3%, an improvement from the 8.9% recorded at the close of 1996.

      Office/Warehouse Building in Houston, Texas
      -------------------------------------------

The property is located in the metropolitan Houston industrial market, which consists of approximately 93 million square feet of high-quality, investor-grade industrial space spread between eight submarkets. More specifically, the property is located in the Northwest Houston industrial submarket, which contains almost 32.6 million square feet of primary bulk warehouse space. The Northwest Houston market was approximately 91.5% occupied at year-end 1997, a slight decrease from 1996 occupancy of 92.7%. The Northwest Houston submarket is the largest in terms of square footage and is also the most active in terms of development. Of the 2.5 million square feet of industrial space expected to be delivered in 1997, almost 1.5 million square feet will be in the Northwest submarket.

  Item 3.  Legal Proceedings.
           -----------------

          A partner in a joint venture in which the Partnership holds an interest has filed a declaratory judgment action with respect to certain provisions of the joint venture agreement. See Item 1.A.

  Item 4.  Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           -------------------------------------------------------------
           Matters.
           -------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1997, there were 5,977 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated April 27, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners totaled $2,603,664. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners totaled $2,772,808, including $336,608 representing a return of capital as a result of a discretionary reduction of cash reserves.

          Cash distributions exceeded net income in 1997 and 1996. However, distributions of operating cash flow were less than cash generated by operating activities. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                          For Year    For Year      For Year     For Year        For Year
                          Ended or    Ended or      Ended or     Ended or        Ended or
                          As of:      As of:        As of:       As of:          As of:
                          12/31/97    12/31/96(1)   12/31/95(2)  12/31/94(3)     12/31/93
                         ----------   -----------   -----------  -----------     --------
Revenues                $3,453,194    $3,250,812    $3,235,068    $4,228,813    $1,984,489


Net Income              $1,942,196    $1,751,136    $2,060,318    $3,705,107    $1,554,364



Net Income per
Unit of Limited
Partnership
Interest
Outstanding                 $45.70        $41.20        $48.48        $87.18        $36.57


Total Assets           $28,125,153   $28,758,619   $29,782,367   $34,628,130   $32,918,162


Total Cash
Distributions
per Limited
Partnership
Unit
Outstanding
for the entire
period,
including amounts
distributed after
year end with
respect to such year        $61.88        $65.90       $135.14        $78.80        $84.67

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

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

          The Partnership completed its offering of units of limited partnership interest in September, 1990 and a total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, and for working capital reserves. The Partnership made the five investments described in Item 1 hereof, and two additional investments which were sold in 1991 and 1994, respectively. Through December 31, 1997, capital of $4,880,816 ($116 per limited partnership unit) has been returned to the limited partners; $4,544,208 as a result of sales, and $336,608 in 1996 as a result of a discretionary reduction of cash reserves.

          On October 16, 1996, the Partnership made a capital distribution of $336,608 ($8 per limited partnership unit) from the proceeds of prior sales previously held in reserves. As a result, the adjusted capital contribution was reduced to $884 per unit.

          At December 31, 1997, the Partnership had $4,474,193 in cash, cash equivalents and short-term investments which was partially used for cash distributions of $657,491 to partners on January 29, 1998; the remainder will primarily be used as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. Quarterly distributions of cash from operations relating to 1997 were made at an annualized rate of 7.0% on the adjusted capital contribution. Distributions of cash from operations relating to 1996 were made at the annualized rate of 6.5% on the weighted average adjusted capital contribution. The increases in the distribution rate resulted from the attainment of appropriate cash reserves and increased cash flow from operations.

          The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $8,100,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems.

          Results of Operations
          ---------------------

          Form of Real Estate Investments

          The Drilex and Regency Court Apartments investments are wholly-owned properties. The remaining real estate investments in the portfolio are structured as joint ventures.

          Operating Factors

          The Partnership's two industrial properties, Drilex and Prentiss Copystar, were each 100% leased by a single tenant, at December 31, 1997, as they have been for the last five years.

          The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended 1997 with an occupancy of 93% and 95%, respectively. Occupancy at Waterford Apartments has been consistently in the mid-90% range over the last four years. Occupancy at Regency Court Apartments decreased slightly during 1997; it was 98% at December 31, 1996.

          Occupancy at Parkmoor Plaza was 100% at December 31, 1997, where it has remained since the second quarter of 1995.

          Investment Results

          Interest on short-term investments and cash equivalents decreased approximately $6,400 or 2.7% in 1997 as compared to 1996, due to a decrease in average investment balances.

          1997 Compared to 1996

          Total real estate activity for the twelve months ended December 31, 1997 and 1996 was $2,137,069 and $1,931,881, respectively. This increase is due to improved operating income at Regency Court Apartments of approximately $142,000 as a result of increased rental revenues due to higher average occupancy during 1997 as compared to 1996, slightly offset by increased earthquake insurance premiums. Operating results at Waterford Apartments increased approximately $42,000 due to higher rental rates combined with a decrease in depreciation expense related to personal property that became fully depreciated. In addition, operating results at Prentiss Copystar improved by approximately $18,000 due to a reduction in real estate taxes combined with a decrease in amortization expense related to leasing commissions that became fully amortized. Operating results at the two remaining properties were relatively unchanged between the respective periods.

          Cash flow from operations increased approximately $163,000 between the respective twelve month periods. This change is primarily due to the increases in operating results discussed above, partially offset by an increase in property working capital.

          1996 Compared to 1995

          Total real estate operations for 1996 were $1,931,881 as compared to $1,680,429 in 1995. Approximately $74,000 of the increase stems from Regency Court Apartments which was owned for a full year in 1996. In addition, operating results improved at Parkmoor Plaza, by $150,000 as a result of an increase in rental revenue due to occupancy increasing from 93% to 100% at the end of the second quarter 1995. Also, approximately $60,000 in expenses were incurred in 1995 for repairs to the parking lot, roof, doors and windows. Operating results from the remainder of the Partnership's investments were relatively unchanged.

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

          1997 Compared to 1996

          The Partnership management fee increased between 1997 and 1996 due to an increase in distributable cash flow and a corresponding increase in operating distributions to partners. General and administrative expenses decreased approximately $9,000 primarily due to a decrease in professional fees for 1997 which was the result of a reduction in accounting fees. Printing expenses decreased as well, compared to 1996.

          1996 Compared to 1995

          The Partnership management fee increased between 1996 and 1995 due to an increase in distributable cash flow. General and administrative expenses decreased $33,000 between the respective periods primarily due to legal fees incurred in 1995 related to due diligence performed in connection with an abandoned property acquisition.


Inflation
---------

      By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive affect inflation may have on the value of the Partnership's investments

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

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


                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b)  Identification of Directors and Executive Officers.
                       --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1997.


Name                     Position(s) with the Managing General Partner   Age
----                     ---------------------------------------------   ---

Wesley M. Gardiner, Jr.      President, Chief Executive Officer           39
                             and Director
Pamela J. Herbst             Vice President and Director                  42
J. Grant Monahon             Vice President and Director                  52
James J. Finnegan            Vice President                               37
Karin J. Lagerlund           Treasurer and Principal Financial and        33
                             Accounting Officer

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

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               -------------------

               The Managing General Partner was incorporated in Massachusetts on October 3, 1988. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

               Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

       Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

       J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

       James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management.
Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

       Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).


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

          The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997. Cash distributions to General Partners include amounts paid after year end with respect to 1997.

                                                          Amount of Compensation
Receiving Entity             Type of Compensation           and Reimbursement
----------------             --------------------         ----------------------

General Partners             Share of Distributable Cash                $ 26,300

AEW Real Estate              Management Fees
Advisors, Inc.               and Expense
(formerly known as Copley    Reimbursements
Real Estate Advisors, Inc.)                                              272,106

New England Securities       Servicing Fees and out
Corporation                  of pocket reimbursements                      8,371

Back Bay Advisors, L.P.      Servicing Fees                                4,412
                                                                       ---------

                             TOTAL                                      $311,189
                                                                       =========

          For the year ended December 31, 1997 the Partnership allocated $17,839 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners
              -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

          (b) Security Ownership of Management.
              --------------------------------

          The General Partners of the Partnership owned no Units at December 31, 1997.

          (c)  Changes in Control.
               ------------------

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

          (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1997, the Partnership filed no Current Report on Form 8-K.

                         Copley Pension Properties VII;
                       A Real Estate Limited Partnership



                              Financial Statements



                                 * * * * * * *



                               December 31, 1997

                         COPLEY PENSION PROPERTIES VII;
                         -----------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------



                                                                        Page


Report of Independent Accountants

Financial Statements:

    Balance Sheets - December 31, 1997 and 1996

    Statements of Operations - Years ended December 31, 1997, 1996 and 1995

    Statements of Partners' Capital (Deficit) - Years ended December 31, 1997, 1996 and 1995

    Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

    Notes to Financial Statements

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation at
      December 31, 1997

                       Report of Independent Accountants
                       ---------------------------------

To the Partners

Copley Pension Properties VII;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Seventh Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's South Bay Associates joint venture investee for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for South Bay Associates was $940,867 and $790,479 for the years ended December 31, 1996 and 1995. We also did not audit the financial statements of the Partnership's Waterford Apartments joint venture investee for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Waterford Apartments was $237,080 and $250,172 for the years ended December 31, 1996 and 1995, respectively. We also did not audit the financial statements of the Partnership's investment in Regency Court Apartments for the year ended December 31, 1996 or for the period April 10, 1995 (Acquisition Date) to December 31, 1995. Net income for Regency Court Apartments was $475,408 for the year ended December 31, 1996 and $401,083 for the period April 10, 1995 (Acquisition Date) through December 31, 1995. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for South Bay Associates for the years ended December 31, 1996, and 1995 for the equity in joint venture income for Waterford Apartments for the years ended December 31, 1996 and 1995, and for net income for Regency Court Apartments for the year ended December 31, 1996 and for the period April 10, 1995 (Acquisition Date) to December 31, 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996, and 1995 provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------
Boston, Massachusetts
March 18, 1998

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
                                                     December 31,
                                               ------------------------

                                                   1997        1996
                                               -----------  -----------

Assets

Real estate investments:
  Joint ventures                               $12,693,813  $13,073,326
  Property, net                                 10,957,147   11,224,191
                                               -----------  -----------
                                                23,650,960   24,297,517

Cash and cash equivalents                        3,154,152    3,030,587
Short-term investments                           1,320,041    1,430,515
                                               -----------  -----------

                                               $28,125,153  $28,758,619
                                               ===========  ===========


Liabilities and Partners' Capital

Accounts payable                               $    82,215   $    77,888
Accrued management fee                              65,027        60,529
Deferred disposition fees                          478,108       478,108
                                               -----------   -----------
Total liabilities                                  625,350       616,525
                                               -----------   -----------

 Partners' capital (deficit):
  Limited partners ($884 and $884 per unit,
    respectively; 160,000 units authorized,
    42,076 units issued and outstanding)        27,539,153    28,175,021
  General partners                                 (39,350)      (32,927)
                                               -----------   -----------
Total partners' capital                         27,499,803    28,142,094
                                               -----------   -----------

                                               $28,125,153   $28,758,619
                                               ===========   ===========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                 Year ended December 31,
                                          ------------------------------------

                                                1997         1996         1995
                                          ----------   ----------   ----------

Investment Activity

Property rentals                          $1,900,041   $1,759,993   $1,308,372
Property operating expenses                 (709,195)    (711,552)    (450,731)
Depreciation and amortization               (373,154)    (367,187)    (282,155)
                                          ----------   ----------   ----------
                                             817,692      681,254      575,486

Joint venture earnings                     1,319,377    1,250,627    1,104,943
                                          ----------   ----------   ----------

  Total real estate operations             2,137,069    1,931,881    1,680,429

Gain on sale of property by
 joint venture                                     -            -      228,086
                                          ----------   ----------   ----------

  Total real estate activity               2,137,069    1,931,881    1,908,515

Interest on cash equivalents
 and short-term investments                  233,776      240,192      593,667
                                          ----------   ----------   ----------

  Total investment activity                2,370,845    2,172,073    2,502,182
                                          ----------   ----------   ----------

Portfolio Expenses

Management fee                               260,106      243,377      231,775
General and administrative                   168,543      177,560      210,089
                                          ----------   ----------   ----------
                                             428,649      420,937      441,864
                                          ----------   ----------   ----------

Net Income                                $1,942,196   $1,751,136   $2,060,318
                                          ==========   ==========   ==========

Net income per limited
 partnership unit                         $    45.70   $    41.20   $    48.48
                                          ==========   ==========   ==========

Cash distributions per limited
 partnership unit                              60.81   $    65.23   $   159.11
                                          ==========   ==========   ==========

Number of limited partnership units
 outstanding during the year                  42,076       42,076       42,076
                                          ==========   ==========   ==========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                 Year ended December 31,
                        --------------------------------------------------------------------------
                                 1997                      1996                     1995
                        -----------------------  ------------------------  -----------------------

                        General      Limited      General      Limited     General      Limited
                        Partners    Partners     Partners     Partners     Partners    Partners
                        --------   -----------   ---------   -----------   --------   -----------
Balance at beginning
 of year                $(32,927)  $28,175,021    $(26,114)  $29,186,014   $(23,295)  $33,841,011

Cash distributions       (25,845)   (2,558,642)    (24,324)   (2,744,618)   (23,422)   (6,694,712)

Net income                19,422     1,922,774      17,511     1,733,625     20,603     2,039,715
                        --------   -----------    --------   -----------   --------   -----------

Balance at end
 of year                $(39,350)  $27,539,153    $(32,927)  $28,175,021   $(26,114)  $29,186,014
                        ========   ===========    ========   ===========   ========   ===========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                        --------------------------------------
                                                                            1997          1996          1995
                                                                        -----------   -----------   ------------

Cash flows from operating activities:
 Net income                                                             $ 1,942,196   $ 1,751,136   $  2,060,318
 Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                            373,154       367,187        282,155
   Equity in joint venture earnings                                      (1,319,377)   (1,250,627)    (1,104,943)
   Cash distributions from joint ventures                                 1,688,325     1,655,764      1,397,182
   Gain on sale of investment by joint venture                                    -             -       (228,086)
   (Increase) decrease in investment income receivable                       (1,939)       (9,615)        60,258
   (Increase) decrease in property working capital                          (41,344)      (21,351)        98,354
   Payment of deferred management fee                                             -             -       (203,452)
   (Decrease) increase in operating liabilities                               8,825        (5,942)        15,505
                                                                        -----------   -----------   ------------
 Net cash provided by operating activities                                2,649,840     2,486,552      2,377,291
                                                                        -----------   -----------   ------------

Cash flows from investing activities:
 Investment in joint ventures                                                     -             -        (79,190)
 Investment in property                                                     (54,201)       14,609     (9,795,937)
 Net proceeds from sale of investment                                             -             -        228,086
 Decrease in short-term investments, net                                    112,413       103,376      3,763,429
                                                                        -----------   -----------   ------------
   Net cash provided by (used in) investing
    activities                                                               58,212       117,985     (5,883,612)
                                                                        -----------   -----------   ------------

Cash flows from financing activity:
 Distributions to partners                                               (2,584,487)   (2,768,942)    (6,718,134)
                                                                        -----------   -----------   ------------
 Net cash used in financing activity                                     (2,584,487)   (2,768,942)    (6,718,134)
                                                                        -----------   -----------   ------------

Net (decrease) increase in cash and cash equivalents                        123,565      (164,405)   (10,224,455)

Cash and cash equivalents:
 Beginning of year                                                        3,030,587     3,194,992     13,419,447
                                                                        -----------   -----------   ------------

 End of year                                                            $ 3,154,152   $ 3,030,587   $  3,194,992
                                                                        ===========   ===========   ============


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

  General
  -------

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

  The Managing General Partner of the Partnership is Seventh Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ICOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

  On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership. At the end of 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P.. AEW is a subsidiary of AEW Capital Management, L.P.


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

  Management
  ----------

  AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. Payment of a portion of the management fees incurred through 1991 had been deferred in accordance with the advisory agreement; however, during 1995, these deferred fees totaling $203,452 were paid to AEW in connection with the distribution of sale proceeds (See Note
3). AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000, $12,000 and $14,506 in 1997, 1996, and 1995, respectively). Acquisition fees were paid at the time commitments were initially funded in an amount equal to 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

  New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $8,371 in 1997, $8,000 in 1996, and $7,168 in 1995. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled, $4,412, $4,424, and $8,984 for the same annual periods.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

  Accounting Estimates
  --------------------

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

  Real Estate Joint Ventures
  --------------------------

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

  Property
  --------

  Property includes land and buildings, which are stated at cost less accumulated depreciation, plus other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the prior investment on the conversion date.

  Capitalized Costs, Depreciation and Amortization
  ------------------------------------------------

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

  Realizability of Real Estate Investments
  ----------------------------------------

  The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for disposition, the impairment loss also includes estimated costs of sale. Property held for disposition is not depreciated during the holding period.

  Carrying value may be greater or less than current appraised value. The appraised values of all of the Partnership's investments exceeded their carrying values by a total of approximately $8,100,000 and $4,900,000 at December 31, 1997 and 1996, respectively. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

  Cash Equivalents and Short-Term Investments
  -------------------------------------------

  Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

  The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997 and December 31, 1996, all investments were in commercial paper with less than three and eight months, respectively, remaining to maturity.

  Deferred Disposition Fees
  -------------------------

  Disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

  Income Taxes
  ------------

  A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

  Per Unit Computations
  ---------------------

  Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

  Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

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

  The following is a summary of cash invested in joint ventures, net of returns of capital and acquisition fees:

                          Preferential
Investment/                  Rate of     Ownership      December 31,
Location                     Return      Interest     1997        1996
--------                     ------      --------  ----------  ----------

Waterford Apartments
  Frederick, Maryland        10.09%       16.25%   $4,699,993  $4,699,993

Parkmoor Plaza
  San Jose, California       10%           75%     $9,786,330  $9,786,330

Prentiss Copystar
  Itasca, Illinois           11%          23.25%   $1,027,386  $1,027,386


  Waterford Apartments
  --------------------

  On March 20, 1989, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates, and with an affiliate of the Partnership, to develop and operate a garden-style apartment complex. The Partnership and its affiliate collectively have a 65% ownership interest in the joint venture. The Partnership committed to contribute up to $4,700,000 to the capital of the joint venture. The preferential return related to $1,175,000 is payable currently only to the extent of available cash flow. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, 25% of the Partnership's contribution would first be repaid at par. The remaining 75% would be repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement.

  Parkmoor Plaza
  --------------

  On September 20, 1989, the Partnership entered into a joint venture with South Bay Construction and Development Company, Inc. to acquire a leasehold interest in three industrial/service center buildings and to renovate and operate these buildings. The Partnership committed to make a maximum capital contribution of $10,000,000. The payment of up to 1% per annum of the preferential return is deferrable during the first ten years if sufficient operating cash flow is not available. The joint venture is required to return all cash contributions made by the Partnership by the tenth anniversary of its initial funding. The non-cancelable ground lease has an initial expiration date of November 12, 2014 and requires annual ground rental payments by the venture of $73,230. The joint venture also has an option to extend the term of the ground lease for an additional 25 years. Future minimum rental payments due to the venture under non-cancelable operating leases are: $1,409,356 in 1998;

$1,353,277 in 1999; $1,285,871 in 2000; $1,213,660 in 2001; $1,208,612 in 2002;
and $7,486,563 thereafter.

  Prentiss Copystar
  -----------------

  On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $1,029,084. The preferential return related to $308,725 of the Partnership's capital contribution is payable currently only to the extent of available cash flow. If $720,359, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. The minimum future rental payments due to the venture under a non-cancelable operating lease are: $366,000 in 1998; and $281,000 in 1999.

  Sale of Kachina Apartments
  --------------------------

  On May 25, 1990, the Partnership entered into a joint venture with an affiliate of Evans Withycombe, Inc., to develop and operate an apartment complex. The Partnership contributed a total of $7,956,422 to the capital of the venture. On August 17, 1994 the joint venture sold its property. After closing costs, the payment of preferential returns to the Partnership and the allocation to the venture partner, the Partnership received sale proceeds of $9,679,291 which resulted in a gain of $1,870,749 ($44.02 per limited partnership unit). A disposition fee of $322,468 was accrued but not paid to the advisor. During 1995, the Partnership received an additional $228,086 in connection with the final settlement of the venture's activities, which was also recognized as a gain. The Partnership made two capital distributions in connection with the sale: one on January 26, 1995 for $1,009,824 ($24.00 per limited partnership unit) and another on October 26, 1995 for $3,366,080 ($80.00 per limited partnership unit).

  Summarized Financial Information

  The following summarized financial information is presented in the aggregate for the joint ventures:
                             Assets and Liabilities
                             ----------------------

                                         December 31,
                                   ------------------------
                                      1997         1996
                                   -----------  -----------
Assets
 Real property, at cost less
  accumulated depreciation
  of $8,403,624 and $7,454,395,
  respectively                     $21,473,990  $22,409,515
 Other                               1,615,524    1,359,304
                                   -----------  -----------
                                    23,089,514   23,768,819

Liabilities                            385,634      242,965
                                   -----------  -----------

Net assets                         $22,703,880  $23,525,854
                                   ===========  ===========

                             Results of Operations
                             ---------------------

                                       Year ended December 31,
                                  ----------------------------------
                                     1997        1996        1995
                                     ----        ----        ----
Revenue
 Rental income                    $4,965,963  $4,747,319  $4,573,261
 Other                                 5,824       7,243       6,733
                                  ----------  ----------  ----------
                                   4,971,787   4,754,562   4,579,994
                                  ----------  ----------  ----------

Expenses
 Operating expenses                1,632,169   1,557,688   1,511,063
 Depreciation and amortization       974,446   1,083,033   1,082,690
                                  ----------  ----------  ----------
                                   2,606,615   2,640,721   2,593,753
                                  ----------  ----------  ----------

Net income                        $2,365,172  $2,113,841  $1,986,241
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

     Drilex

   On December 18, 1990, the Partnership entered into a joint venture with an affiliate of The Trammell Crow Company to develop and own a build-to-suit industrial building for the Drilex Corporation, Inc. The Partnership contributed $2,294,713 to the capital of the venture. The Partnership acquired the venture partner's interest for a payment of $70,000, and the investment became a wholly-owned property as of September 30, 1993.

   The building and improvements are being depreciated over 25 years. The building is leased to a single tenant under an agreement which continues through July 2001. The lease provides for annual rents of $264,960 for the first five years and $305,016 thereafter.

   The following is a summary of the Partnership's property investments:

                                        December 31,
                                 --------------------------
                                     1997          1996
                                 ------------  ------------

   Land                          $ 2,190,969   $ 2,190,969
   Buildings and improvements      9,865,883     9,811,682
   Accumulated depreciation       (1,090,317)     (727,728)
   Other net liabilities              (9,388)      (50,732)
                                 -----------   -----------
                                 $10,957,147   $11,224,191
                                 ===========   ===========

Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                   Year ended December 31,
                               1997         1996         1995
                            -----------  -----------  -----------

Net income per financial
 statements                 $1,942,196   $1,751,136   $2,060,318
 Property operations           (19,111)     (43,545)     (12,182)
 Joint venture earnings       (158,706)    (103,944)     (85,334)
 Gain on sale                        -            -            -
 Expenses                       10,565       11,827       10,565
 Depreciation                    8,941            -       62,052
                            ----------   ----------   ----------

Taxable income              $1,783,885   $1,615,474   $2,035,419
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

Note 7 - Litigation
-------------------

          On February 11, 1998, Frederick Bozzuto Limited Partnership filed a declaratory judgment action in the Circuit Court for Baltimore County. The Partnership and the Affiliate had declared that an impasse under the joint venture agreement existed because of a disagreement between the Partnership and the Affiliate, on the one hand, and Frederick Bozzuto Limited Partnership, on the other hand, with respect to the contents of the business plan to be adopted by the joint venture for 1998. The Partnership and the Affiliate had sought to effect the dissolution of the joint venture pursuant to the terms of the joint venture agreement. The declaratory judgment action asks the Court to hold that no impasse (and, hence, no right to dissolve the joint venture) can exist with respect to a disagreement over the contents of the annual business plan of the joint venture.

Note 8 - Subsequent Event
-------------------------

  Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $657,491 ($15.47 per limited partnership unit).

                         COPLEY PENSION PROPERTIES VII;
                        A REAL ESTATE LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                  Schedule III

                                                          Initial Cost to                           Costs Capitalized
                                                          the Partnership                        Subsequent to Acquisitions
                                             ------------------------------------------------   -----------------------------

                                                                                                                Change in
                                                            Buildings &       Other Net                            Other
Description                                      Land      Improvements  Assets/(Liabilities)   Improvements     Net Assets
-------------------------------------------  ------------  ------------- --------------------   ------------   -------------
Houston, TX                                      244,346       1,976,977         23,788                   0          26,392
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                               1,946,623       7,786,490              0             102,416         (59,568)
- Regency Court Apartments (see Note A)
                                             ------------    ------------     ----------        ------------   -------------

Total wholly-owned property                    2,190,969       9,763,467         23,788             102,416         (33,176)
                                             ============    ============     ==========        ============   =============




16.25% interest in
Waterford Apartments.
Owner of a 314-unit                                                      See Note B ------
apartment complex in                          --------------------------                  -----------------------------------
Frederick, Maryland.



75% interest in Parkmoor
Plaza.  Leasehold interest                                               See Note B ------
in land & fee interest in                     --------------------------                  -----------------------------------
3 retail buildings
in San Jose, California.



23.25% interest in Prentiss Copystar.                                    See Note B ------
Owner of land and an industrial               --------------------------                  -----------------------------------
facility in Itasca, Illinois.




                                              -------------------------------------------------------------------------------


                                                 Gross amount at which
                                               Carried at Close of Period
                                              ---------------------------


                                                             Buildings &         Other                         Accumulated
Description                                      Land       Improvements       Net Assets      Total           Depreciation
--------------------------------------------  -----------  --------------    ------------  ---------------   ---------------

Houston, TX                                      244,346       1,976,977          50,180        2,271,503          (336,756)
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                               1,946,623       7,888,906         (59,568)       9,775,961          (753,561)
- Regency Court Apartments (see Note A)
                                             ------------  --------------    ------------  ---------------   ---------------

Total wholly-owned property                    2,190,969       9,865,883          (9,388)      12,047,464        (1,090,317)
                                             ============  ==============    ============  ===============   ===============







16.25% interest in
Waterford Apartments.
Owner of a 314-unit                                          See Note B ------                 $3,389,019                NA
apartment complex in                          --------------                  ----------
Frederick, Maryland.



75% interest in Parkmoor
Plaza.  Leasehold interest                                   See Note B ------                 $8,427,873                NA
in land & fee interest in                     --------------                  ----------
3 retail buildings in San Jose, California.




23.25% interest in Prentiss Copystar.                        See Note B ------                   $876,921
Owner of land and an industrial               --------------                  ----------
facility in Itasca, Illinois.                                                                                            NA




                                              ---------------------------------------------------------------
         Total joint venture investments                                                      $12,693,813
                                              ===============================================================


                                                        Status of                          Date                      Depreciable
Description                                           Construction                       Acquired                        Life
-----------------------------------------------------------------------------        ------------------          -------------------
Houston, TX                                            Completed                         09/30/93                      25 Years
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA
- Regency Court Apartments (see Note A)                Completed                          4/14/95                      30 Years

Total wholly-owned property







16.25% interest in
Waterford Apartments.                                  Completed                         03/20/89                    27.5 Years
Owner of a 314-unit
apartment complex in
Frederick, Maryland.

                                                       Completed                         09/20/89                      40 Years
75% interest in Parkmoor
Plaza. Leasehold interest
in land & fee interest in
3 retail buildings
in San Jose, California.


23.25% interest in Prentiss Copystar.                  Completed                         05/23/91                      35 Years
Owner of land and an industrial
facility in Itasca, Illinois.


COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1997

                                   Balance       Conversion to        Additions to                                     Change in
                                   as of         Wholly-Owned            Lease       Additions to     Write Down    Property Working
Description                        1/1/95          Property           Commissions      Property       of Property      Capital
------------------------------------------------------------------------------------------------------------------------------------
Drilex                             2,245,111               0             0                    0              0            7,721

Regency Court                              0               0             0            9,733,113              0         (103,592)
                                 ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property        2,245,111               0             0            9,733,113              0          (95,871)
                                 ===================================================================================================
                                   Balance        Conversion to       Additions to                                      Change in
                                   as of          Wholly-Owned           Lease       Additions to     Write Down    Property Working
Description                        1/1/96          Property           Commissions      Property       of Property       Capital
------------------------------------------------------------------------------------------------------------------------------------
Drilex                             2,252,832               0             0                    0              0           29,277

Regency Court                      9,629,521               0             0               48,215              0           (7,926)
                                 ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property       11,882,353               0             0               48,215              0           21,351
                                 ===================================================================================================
                                  Balance        Conversion to       Additions to                                       Change in
                                   as of         Wholly-Owned            Lease       Additions to     Write Down    Property Working
Description                        1/1/97          Property           Commissions      Property       of Property        Capital
------------------------------------------------------------------------------------------------------------------------------------
Drilex                             2,282,109               0             0                    0              0          (10,606)

Regency Court                      9,669,810               0             0               54,201              0           51,950
                                 ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property       11,951,919               0             0               54,201              0           41,344
                                 ===================================================================================================
                                  Balance      12/31/94           1995           12/31/95       1995
                                   as of      Accumulated     Depreciation     Accumulated      Sales       Balance per
Description                       12/31/95   Depreciation       Expense        Depreciation               G/L @ 12/31/95
-----------------------------------------------------------------------------------------------------------------------------

Drilex                           2,252,832          99,516        (79,080)         178,596         0         2,074,236

Regency Court                    9,629,521               0       (192,510)         192,510         0         9,437,011
                              -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property     11,882,353          99,516       (271,590)         371,106         0        11,511,247
                              ===============================================================================================
                                  Balance      12/31/95           1996           12/31/96       1996
                                   as of      Accumulated     Depreciation      Accumulated     Sales       Balance per
Description                       12/31/96    Depreciation       Expense        Depreciation               G/L @ 12/31/96
-----------------------------------------------------------------------------------------------------------------------------
Drilex                           2,282,109         178,596        (79,080)         257,676         0         2,024,433

Regency Court                    9,669,810         192,510       (277,542)         470,052         0         9,199,758
                              -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property     11,951,919         371,106       (356,622)         727,728         0        11,224,191
                              ===============================================================================================
                                  Balance      12/31/96           1997           12/31/97       1997
                                   as of      Accumulated     Depreciation     Accumulated     Sales       Balance per
Description                       12/31/97   Depreciation       Expense        Depreciation               G/L @ 12/31/97
-----------------------------------------------------------------------------------------------------------------------------
Drilex                           2,271,503         257,676        (79,080)         336,756         0         1,934,747

Regency Court                    9,775,961         470,052       (283,509)         753,561         0         9,022,400
                              -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property     12,047,464         727,728       (362,589)       1,090,317         0        10,957,147
                              ===============================================================================================

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III  NOTE B
REAL ESTATE AND ACCUMULATED DEPRECIATION-JOINT VENTURES
AT DECEMBER 31, 1997



                              PERCENT           BALANCE          INVESTMENT               EQUITY IN          1995 AMORTIZATION
                                OF               AS OF            IN JOINT                 INCOME/              OF DEFERRED
      DESCRIPTION            OWNERSHIP         12/31/94           VENTURES                 (LOSS)             ACQUISITION FEES
-----------------------   --------------    ---------------   ----------------------  ----------------   ---------------------------
  Waterford Apartments        16.25%            $3,852,055                       $0          $250,172                       ($3,624)

     Parkmore Plaza            75%               8,868,665                   79,190           790,479                        (4,200)

   Prentiss Copystar          23.25%               991,922                        0            64,292                        (2,741)
                                            ---------------   ----------------------  ----------------   ---------------------------
                                               $13,712,642                  $79,190        $1,104,943                      ($10,565)
                                            ===============   ======================  ================   ===========================

                              PERCENT           BALANCE           INVESTMENT              EQUITY IN          1996 AMORTIZATION
                                 OF              AS OF             IN JOINT                INCOME/              OF DEFERRED
      DESCRIPTION            OWNERSHIP         12/31/95            VENTURES                (LOSS)             ACQUISITION FEES
------------------------  ---------------   ---------------   ----------------------  ----------------   ---------------------------


  Waterford Apartments        16.25%             3,709,838                       $0           237,079                        (3,624)

     Parkmore Plaza            75%               8,835,601                        0           940,867                        (4,200)

   Prentiss Copystar          23.25%               943,589                        0            72,681                        (2,741)
                                            ---------------   ----------------------  ----------------   ---------------------------
                                               $13,489,028                       $0        $1,250,627                      ($10,565)
                                            ===============   ======================  ================   ===========================

                             PERCENT           BALANCE            INVESTMENT              EQUITY IN          1997 AMORTIZATION
                                OF              AS OF              IN JOINT                INCOME/              OF DEFERRED
      DESCRIPTION           OWNERSHIP          12/31/96            VENTURES                (LOSS)             ACQUISITION FEES
------------------------  ---------------   ---------------   ----------------------  ----------------   ---------------------------

  Waterford Apartments        16.25%             3,525,185                       $0           288,129                        (3,624)

     Parkmore Plaza            75%               8,644,498                        0           945,345                        (4,200)

   Prentiss Copystar          23.25%               903,643                        0            85,903                        (2,741)
                                            ---------------   ----------------------  ----------------   ---------------------------
                                               $13,073,326                       $0        $1,319,377                      ($10,565)
                                            ===============   ======================  ================   ===========================


                                    CASH
                                DISTRIBUTION               CONVERSION TO                                        BALANCE
                                    FROM                   WHOLLY-OWNED                1995                      AS OF
      DESCRIPTION               JOINT VENTURE                PROPERTY                DISPOSALS                 12/31/95
------------------------    ----------------------      -------------------     --------------------       ------------------

  Waterford Apartments                  ($388,765)                      $0                       $0               $3,709,838

     Parkmore Plaza                      (898,533)                       0                        0                8,835,601

   Prentiss Copystar                     (109,884)                       0                        0                  943,589
                            ----------------------      -------------------     --------------------       ------------------
                                      ($1,397,182)                      $0                       $0              $13,489,028
                            ======================      ===================     ====================       ==================

                                    CASH
                                DISTRIBUTION                CONVERSION TO                                      BALANCE
                                    FROM                    WHOLLY-OWNED             1996                       AS OF
      DESCRIPTION               JOINT VENTURE                 PROPERTY             DISPOSALS                   12/31/96
------------------------    ----------------------      -------------------     --------------------       ------------------


  Waterford Apartments                   (418,108)                      $0                       $0               $3,525,185

     Parkmore Plaza                    (1,127,770)                       0                        0                8,644,498

   Prentiss Copystar                     (109,886)                       0                        0                 $903,643

                            ----------------------      -------------------     --------------------       ------------------
                                      ($1,655,764)                      $0                       $0              $13,073,326
                            ======================      ===================     ====================       ==================

                                    CASH
                                DISTRIBUTION                CONVERSION TO                                        BALANCE
                                    FROM                    WHOLLY-OWNED               1997                       AS OF
      DESCRIPTION               JOINT VENTURE                 PROPERTY               DISPOSALS                   12/31/97
------------------------    ----------------------      -------------------     --------------------       ------------------

  Waterford Apartments                   (420,671)                      $0                       $0                3,389,019

     Parkmore Plaza                    (1,157,770)                       0                        0                8,427,873

   Prentiss Copystar                     (109,884)                       0                        0                  876,921
                            ----------------------      -------------------     --------------------       ------------------
                                      ($1,688,325)                      $0                       $0              $12,693,813
                            ======================      ===================     ====================       ==================

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   Auditor's Report and Financial Statements

                      of South Bay/Copley VII Associates
                   (referred to elsewhere as Parkmoor Plaza)


Independent Auditors' Report of Soren, McAdam and Bartells

Balance Sheets - December 31, 1997 and 1996

Statements of Operations - For the Years Ended
  December 31, 1997, 1996 and 1995

Statements of Changes in Partners' Equity - For the Years Ended
  December 31, 1997, 1996 and 1995

Statements of Cash Flows - For the Years Ended
  December 31, 1997, 1996 and 1995

Notes to Financial Statements

                       [LETTERHEAD OF SMB APPEARS HERE]

                          Independent Auditors' Report

To the Partners
South Bay/Copley VII Associates



We have audited the accompanying balance sheets of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    SOREN . McADAM . BARTELLS
                                    Certified Public Accountants, Inc.

                                    /s/ Douglas R. McAdam
Redlands, California
January 15, 1998                    By:  Douglas R. McAdam, CPA

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                                 Balance Sheets


                                           December 31,        1997         1996
--------------------------------------------------------------------------------
ASSETS
Income-producing property                                $7,024,842   $7,290,094
Cash                                                            964        3,912
Rents receivable, net of allowance for doubtful
 accounts of $1,035 and $76,758                             757,113      662,544
Other assets                                                260,166      281,891
                                                         ----------   ----------

Total assets                                             $8,043,085   $8,238,441
                                                         ==========   ==========

LIABILITIES AND PARTNERS' EQUITY
Liabilities
Accounts payable                                         $   10,381   $    8,377

Accrued Priority Return                                     199,754      355,902
Security deposits                                            34,540       32,540
Unearned revenue                                             14,105        1,041
                                                         ----------   ----------

Total liabilities                                           258,780      397,860

Partners' equity                                          7,784,305    7,840,581
                                                         ----------   ----------

Total liabilities and partners' equity                   $8,043,085   $8,238,441
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                            Statements of Operations


           For the Years Ended December 31,    1997         1996         1995
-------------------------------------------------------------------------------
Revenue
Building rentals                           $1,387,335   $1,370,411   $1,299,888
Other rental reimbursements                   203,283      158,819      133,351
Interest                                           28           90          535
                                           ----------   ----------   ----------

Total revenue                               1,590,646    1,529,320    1,433,774
                                           ----------   ----------   ----------

Expenses
Interest                                    1,001,621    1,012,404    1,009,533
Depreciation                                  265,252      263,085      259,383
Land rent                                      73,230       73,230       73,230
Property taxes                                 85,856       84,702       77,650
Property operations                           204,712      156,755      216,520
General and administrative                     16,251       10,681       16,512
                                           ----------   ----------   ----------

Total expenses                              1,646,922    1,600,857    1,652,828
                                           ----------   ----------   ----------

Net loss                                   $  (56,276)  $  (71,537)  $ (219,054)
                                           ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                         Statements of Partners' Equity


                              Copley Pension        SBC&D
                              Properties VII      Co., Inc.       Total
                              -------------------------------------------

Balance, December 31, 1994        $8,051,981          $1       $8,051,982
Contributions of capital              79,190                       79,190
Net loss                            (219,054)                    (219,054)
                                  ---------------------------------------

Balance, December 31, 1995         7,912,117           1        7,912,118
Net loss                             (71,537)                     (71,537)
                                  ---------------------------------------

Balance, December 31, 1996         7,840,580           1        7,840,581
Net loss                             (56,276)                     (56,276)
                                  ---------------------------------------

Balance, December 31, 1997        $7,784,304          $1       $7,784,305
                                  =======================================

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                            Statements of Cash Flows


         For the Years Ended December 31,       1997          1996       1995
-------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                   $   (56,276)  $  (71,537)  $(219,054)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities
   Depreciation and amortization               290,479      287,775     281,948
   Loss on disposal of asset                                             16,917
   Increase in:
    Rents receivable                           (94,569)    (105,445)   (119,931)
    Other assets                                (3,502)      (3,369)    (10,223)
   Increase (decrease) in:
    Accounts payable                             2,004        1,915      (1,101)
    Accrued Priority Return                   (156,148)    (100,366)     97,346
    Security deposits                            2,000          733       7,700
    Unearned revenue                            13,064        1,041      (1,050)
                                            -----------------------------------

Net cash provided by (used in)
 operating activities                           (2,948)      10,747      52,552
                                            -----------------------------------

Cash flows from investing activities
Additions to properties                                     (13,000)   (139,709)
                                            -----------------------------------

Net cash used in investing activities                -      (13,000)   (139,709)
                                            -----------------------------------

Cash flows from financing activities
Proceeds from partner contributions                                      79,190
                                           ------------------------------------

Net cash provided by financing
 activities                                                              79,190
                                           ------------------------------------

Net decrease in cash                            (2,948)      (2,253)     (7,967)

Cash Balance, beginning of year                  3,912        6,165      14,132
                                           ------------------------------------
Balance, end of year                       $       964   $    3,912   $   6,165
                                           ====================================

Cash paid for interest                     $ 1,157,770   $1,112,770   $ 913,533
                                           ====================================

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A California General Partnership)

                         Notes to Financial Statements



1. Summary of Significant Accounting Policies

The Partnership was formed for the purpose of developing and leasing approximately 13.8 acres in the City of San Jose, California. The project includes the developing, leasing and management of the buildings. The Partnership has concentrations of credit risk for rents receivable, as all of the balances are due from businesses located within the same geographic region. The partners are: Copley Pension Properties VII (a Massachusetts Limited Partnership) and SBC&D Co., Inc. (a California corporation).

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

Properties

Properties consisting of buildings and site improvements are reported at cost less accumulated depreciation and include improvements that significantly add to utility or extend useful lives. Maintenance and repairs are charged to expense as incurred. When items of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

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

2. Income-Producing Properties

Income-producing properties consisted of the following:

                                                             December 31,
                                                          1997          1996
                                                      ------------  ------------

Buildings                                             $ 7,281,939   $ 7,281,939
Building improvements                                     899,407       899,407
Site improvements                                         781,437       781,437
                                                      ------------  ------------
                                                        8,962,783     8,962,783
Less accumulated depreciation                          (1,937,941)   (1,672,689)
                                                      ------------  ------------
                                                      $ 7,024,842   $ 7,290,094
                                                      ============  ============

Depreciation charged to operations during the years ended December 31, 1997, 1996 and 1995 was $265,252, $263,085 and $259,383, respectively.

The Partnership evaluates its properties for impairment of value under standards established under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under these standards, an impairment occurs if the estimated undiscounted cash flows from the properties were less than the carrying amount of the asset. At December 31, 1997, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

3. Rents Receivable

Building rental revenue includes rents recognized in excess of amounts due currently under the terms of the leases. Included in rents receivable at December 31, 1997 and 1996 is $735,793 and $662,544, respectively, of rents in excess of amounts due currently under the leases. During the years ended December 31, 1997, 1996 and 1995, building rental revenue recognized exceeds the amounts due under the terms of the leases in the amounts of $73,742, $104,952 and $119,931, respectively.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A California General Partnership)

                         Notes to Financial Statements


4. Other Assets

Other assets consisted of the following:
                                                     December 31,
                                                 1997           1996
                                               ---------       --------

Capitalized leasing costs                      $ 361,827       $367,551
Less accumulated amortization                   (104,367)       (88,285)
                                               ---------       --------
                                                 257,460        279,266
Prepaid insurance                                  2,706          2,625
                                               ---------       --------

                                               $ 260,166       $281,891
                                               =========       ========

Capitalized leasing costs represent initial direct costs incurred to acquire leases and are amortized over the life of the related lease. Amortization of capitalized leasing costs charged to property operations for the years ended December 31, 1997, 1996 and 1995 was $25,227, $24,690 and $22,565, respectively.

5. Related Party Transactions

Copley Pension Properties VII

Copley Pension Properties VII is entitled to receive a monthly Priority Return at the rate of ten percent per annum on the balance of its Invested Capital. The Partnership is permitted to defer payment of the Priority Return equal to one percent per annum for the first 120 months from the date of the Partnership Agreement. Any amounts deferred also bear interest at ten percent. Copley Pension Properties VII has committed to a maximum Invested Capital of $10,000,000 which, at December 31, 1997, was $9,786,330. All unpaid Invested Capital and accrued Priority Return are required to be paid in full no later than September 30, 2000. The following is a summary of information relative to the Priority Return:

                                      For the Years Ended December 31,
                                       1997          1996        1995
                                    ------------  ----------  ----------
Amount charged to operations         $1,001,621   $1,012,404  $1,009,533
Amount capitalized to
  construction of property                                         1,939
                                     ----------   ----------  ----------

Total amount incurred                $1,001,621   $1,012,404  $1,011,472
                                     ==========   ==========  ==========

Cash payments                        $1,157,770   $1,112,770  $  913,533
                                     ==========   ==========  ==========

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A California General Partnership)

                         Notes to Financial Statements


5. Related Party Transactions (Continued)

                                                                 December 31,
                                                                1997      1996
                                                              --------  --------

Accrued amount currently payable                              $ 73,397  $ 73,397
Cumulative deferred payments                                   126,357   282,505
                                                              --------  --------

Total                                                         $199,754  $355,902
                                                              ========  ========

SBC&D Co., Inc. and SBCC Co., Inc.

The Partnership has entered into a Property Management Agreement with SBC&D Co., Inc. for management of the property, in which SBC&D Co., Inc. is to receive three percent of gross rents plus lease commissions equal to one-third of the then prevailing market rate for each new lease, lease renewal or lease extension. SBCC Co., Inc. is the general contractor for improvements and repairs to the Partnership properties. SBC&D Co., Inc. and SBCC Co., Inc. have common shareholders, although only SBC&D Co., Inc. is a partner in the Partnership.

Charges related to these transactions were as follows:

                                                For the Years Ended December 31,
                                                   1997       1996       1995
                                                 --------   --------   --------

Improvements to properties                                             $122,417
Repairs and maintenance                          $ 11,755   $ 14,407     76,485
Management fees                                    39,779     37,945     35,374
Lease commissions                                   1,885      3,353     10,261
                                                 --------   --------   --------

                                                 $ 53,419   $ 55,705   $244,537
                                                 ========   ========   ========

At December 31, 1997 and 1996, the Partnership had accounts payable to SBC&D Co., Inc. of $3,408 and $3,185, respectively. There were no outstanding balances due to SBCC Co., Inc.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A California General Partnership)

                         Notes to Financial Statements



6. Rental Revenue

Portions of the project's buildings are rented under noncancellable leases with initial lease terms of up to twenty years. The following is a schedule by years of minimum future rentals on these leases as of December 31, 1997:

               Year ending December 31,
                        1998                        $ 1,409,356
                        1999                          1,353,277
                        2000                          1,285,871
                        2001                          1,213,660
                        2002                          1,208,612
                     Thereafter                       7,486,563
                                                    -----------

                        Total                       $13,957,339
                                                    ===========


The above schedule includes minimum future rentals of three significant tenants that represent greater than 90 percent of the minimum future rentals.

Certain lease agreements provide that rental amounts can be increased in accordance with the Consumer Price Index for all wage earners and clerical workers, San Francisco/Oakland metropolitan area, published by the United States Department of Labor, Bureau of Labor Statistics. In addition, one lease agreement is subject to a yearly fixed rate increase over its term. Under certain of the lease agreements, the lessees are required to pay their proportionate shares of property taxes, insurance and common area maintenance charges.

7.    Land Lease

The Partnership leases the land under a noncancellable operating lease which has an initial expiration date of November 12, 2014 and an option to extend the lease for an additional 25 years.

The following is a schedule by years of minimum future rentals as of December 31, 1997:

               Year ending December 31,
                       1998                          $   73,230
                       1999                              73,230
                       2000                              73,230
                       2001                              73,230
                       2002                              73,230
                    Thereafter                          872,902
                                                     ----------

                       Total                         $1,239,052
                                                     ==========

The total rental expense under this operating lease was $73,230 for each of the years ended December 31, 1997, 1996 and 1995.

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

                                      COPLEY PENSION PROPERTIES VII;
                                      A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 30, 1998                 By: /s/ Wesley M. Gardiner, Jr.
                                          ---------------------------
                                          Wesley M. Gardiner, Jr.
                                          President of the
                                          Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                          Date
     ---------                        -----                          ----

 /s/  Wesley M. Gardiner, Jr.      President, Chief             March 30, 1998
-----------------------------      Executive Officer and
      Wesley M. Gardiner, Jr.      Director


 /s/  Pamela J. Herbst             Vice President and           March 30, 1998
-----------------------------      Director
      Pamela J. Herbst


 /s/  J. Grant Monahon             Vice President and           March 30, 1998
-----------------------------      Director
      J. Grant Monahon


/s/  James J. Finnegan             Vice President               March 30, 1998
-----------------------------
     James J. Finnegan


/s/  Karin J. Lagerlund            Treasurer and Principal      March 30, 1998
-----------------------------      Financial and Accounting
     Karin J. Lagerlund            Officer

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