Form 10-Q
period 1998-03-31
COPLEY PENSION PROPERTIES VII
filed 1998-05-15
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998  Commission File Number 0-20126



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


==============================================================================
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No [_]

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)


                               March 31, 1998   December 31, 1997
                               --------------   -----------------

Assets

Real estate investments:
  Joint ventures                  $12,584,612         $12,693,813
  Property, net                    10,815,587          10,957,147
                                  -----------         -----------
                                   23,400,199          23,650,960

Cash and cash equivalents           4,565,294           3,154,152
Short-term investments                     --           1,320,041
                                  -----------         -----------
                                  $27,965,493         $28,125,153
                                  ===========         ===========

Liabilities and Partners' Capital

Accounts payable                  $    55,214         $    82,215
Accrued management fee                 65,027              65,027
Deferred disposition fees             478,108             478,108
                                  -----------         -----------
Total liabilities                     598,349             625,350
                                  -----------         -----------


Partners' capital (deficit):
  Limited partners ($884 per unit;
    160,000 units authorized,
    42,076 units issued
    and outstanding)               27,407,821          27,539,153
  General partners                    (40,677)            (39,350)
                                   -----------         -----------
Total partners' capital             27,367,144         27,499,803
                                   -----------         -----------
                                   $27,965,493        $28,125,153
                                   ===========         ===========



                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended March 31,
                                         ------------------------
                                         1998                1997
                                        ------              ------
INVESTMENT ACTIVITY

PROPERTY RENTALS                          $ 483,185          $ 461,443
PROPERTY OPERATING EXPENSES                (167,730)          (179,235)
DEPRECIATION AND AMORTIZATION               (88,152)           (87,700)
                                          ---------          ---------
                                            227,303            194,508

JOINT VENTURE EARNINGS                      356,803            327,920
                                          ---------          ---------

 TOTAL REAL ESTATE ACTIVITY                 584,106            522,428

INTEREST ON CASH EQUIVALENTS
 AND SHORT-TERM INVESTMENTS                  57,478             56,258
                                          ---------          ---------

 TOTAL INVESTMENT ACTIVITY                  641,584            578,686
                                          ---------          ---------

PORTFOLIO EXPENSES

MANAGEMENT FEES                              65,027             65,027
GENERAL AND ADMINISTRATIVE                   51,725             45,679
                                          ---------          ---------
                                            116,752            110,706
                                          ---------          ---------

NET INCOME                                $ 524,832          $ 467,980
                                          =========          =========

NET INCOME PER LIMITED PARTNERSHIP
 UNIT                                     $   12.35          $   11.01
                                          =========          =========

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP UNIT                         $   15.47          $   14.40
                                          =========          =========

NUMBER OF LIMITED PARTNERSHIP UNITS
 OUTSTANDING DURING THE PERIOD               42,076             42,076
                                          =========          =========

(SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)


                                     Quarter ended March 31,
                          --------------------------------------------------
                                  1998                      1997
                          -----------------------    -----------------------

                          General       Limited      General     Limited
                          Partners     Partners      Partners    Partners
                          --------    -----------    --------    -----------


Balance at beginning      $(39,350)   $27,539,153    $(32,927)   $28,175,021
  of period

Cash distributions          (6,575)      (650,916)     (6,120)      (605,894)

Net income                   5,248        519,584       4,680        463,300
                          --------    -----------    --------    -----------

Balance at end
  of period               $(40,677)   $27,407,821    $(34,367)   $28,032,427
                          ========    ===========    ========    ===========




                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Quarter ended March 31,
                                               -------------------------
                                                  1998          1997
                                               -----------   -----------

Net cash provided by operating activities      $  765,907    $  647,231
                                               ----------    ----------

Cash flows from investing activities:
   Decrease in short-term
   investments, net                             1,302,726       223,886
                                               ----------    ----------
     Net cash provided by
      investing activities                      1,302,726       223,886
                                               ----------    ----------

Cash flows from financing activity:
  Distributions to partners                      (657,491)     (612,014)
                                               ----------    ----------

Net increase in cash
  and cash equivalents                          1,411,142       259,103

Cash and cash equivalents:
  Beginning of period                           3,154,152     3,030,587
                                               ----------    ----------

  End of period                                $4,565,294    $3,289,690
                                               ==========    ==========




                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired four of the five real estate investments it currently owns prior to 1991 and a fifth property in 1995. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

Note 2 - Real Estate Joint Ventures

The following summarized financial information is presented in the aggregate for the Partnership's three joint ventures:

                             Assets and Liabilities
                             ----------------------


                                    March 31, 1998   December 31, 1997
                                    --------------   -----------------
Assets
 Real property, at cost less
   accumulated depreciation of
   $8,622,928 and $8,403,624,
   respectively                        $21,254,686         $21,473,990
 Other                                   1,547,962           1,615,524
                                       -----------         -----------
                                        22,802,648          23,089,514
Liabilities                                262,394             385,634
                                       -----------         -----------


Net assets                             $22,540,254         $22,703,880
                                       ============        ===========

                             Results of Operations


                                     Quarter ended March 31,
                                        1998         1997
                                     ----------   ----------

Revenue

  Rental income                      $1,260,937   $1,214,229
  Other                                   1,685          806
                                     ----------   ----------
                                      1,262,622    1,215,035
                                     ----------   ----------


Expenses

  Operating expenses                    354,693      360,907
  Depreciation and amortization         225,714      243,365
                                     ----------   ----------
                                        580,407      604,272
                                     ----------   ----------

Net income                           $  682,215   $  610,763
                                     ==========   ==========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property

The following is a summary of the Partnership's two wholly-owned properties:

                                March 31, 1998    December 31, 1997
                                ---------------   ------------------

Land                               $ 2,190,969          $ 2,190,969
Buildings and improvements           9,865,883            9,865,883
Accumulated depreciation            (1,175,828)          (1,090,317)
Other net liabilities                  (65,437)              (9,388)
                                   -----------          -----------
                                   $10,815,587          $10,957,147
                                   ===========          ===========


Note 4 - Subsequent Event

Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $657,491 ($15.47 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


Liquidity and Capital Resources
-------------------------------

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

     At March 31, 1998, the Partnership had $4,565,294 in cash and cash equivalents, of which $657,491 was used for operating cash distributions to partners on April 29, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarters of 1998 and 1997 were made at an annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $8,500,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investment

     The Drilex and Regency Court investments are wholly-owned properties. The other three real estate investments in the portfolio are structured as joint ventures.

     Operating Factors

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased at March 31, 1998, as they were at December 31, 1997 and March 31, 1997.

     The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended the first quarter of 1998 with an occupancy level of 95% and 98%, respectively. Occupancy at Waterford Apartments has consistently been in the mid-90% range. Occupancy at Regency Court has remained in the high 90% range since September 30, 1996.

     Occupancy at Parkmoor Plaza was 100% at March 31, 1998 where it has remained since the second quarter of 1995.


     Investment Results

     Interest on short-term investments and cash equivalents was consistent between the first quarter of 1997 and 1998.

     Total real estate activity for the first quarter of 1998 and 1997 was $584,106 and $522,428, respectively. This increase is primarily due to improved operating results at Waterford Apartments of approximately $20,000 due to higher rental rates and lower operating expenses for advertising and salaries. In addition, operating results at Regency Court increased approximately $35,000 primarily due to increased income from improved market conditions and lower expenses with regards to apartment maintenance. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective periods.

     Cash flow from operations increased by approximately $119,000 between the respective three month periods. This increase was due to the increased operating results discussed above as well as increases in cash flow from Waterford Apartments and Parkmoor Plaza.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee remained unchanged between the first quarter of 1997 and 1998. General and administrative expenses increased approximately 13% due primarily to an increase in professional fees.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


                                  COPLEY PENSION PROPERTIES VII;
                                  A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



May 15, 1998                       /s/ Wesley M. Gardiner, Jr.
                                   -------------------------------
                                     Wesley M. Gardiner, Jr.
                                     President, Chief Executive Officer
                                     And Director of Managing General
                                     Partner, Seventh Copley Corp.



May 15, 1998                       /s/ Karin J. Lagerlund
                                   --------------------------------
                                     Karin J. Lagerlund
                                     Principal Financial and Accounting
                                     Officer of Managing General Partner,
                                     Seventh Copley Corp.