Form 10-Q
period 1998-06-30
COPLEY PENSION PROPERTIES VII
filed 1998-08-14
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

------------------------------------------------------------------------------

For Quarter Ended June 30, 1998                   Commission File Number 0-20126


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

                                  Yes [X]   No [_]

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART I

                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                      June 30, 1998  December 31, 1997
                                      -------------  -----------------
ASSETS

Real estate investments:
  Joint ventures                        $ 9,162,563        $12,693,813
  Property, net                          10,758,427         10,957,147
                                        -----------  -----------------
                                         19,920,990         23,650,960

Joint venture held for disposition        3,324,410                  -

Cash and cash equivalents                 4,571,861          3,154,152
Short-term investments                            -          1,320,041
                                        -----------  -----------------
                                        $27,817,261        $28,125,153
                                        ===========  =================
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $    54,442        $    82,215
Accrued management fee                       65,026             65,027
Deferred disposition fees                   478,108            478,108
                                        -----------        -----------
Total liabilities                           597,576            625,350
                                        -----------        -----------


Partners' capital (deficit):
  Limited partners ($884 per unit;
    160,000 units authorized, 42,076
    units issued and outstanding)        27,261,836         27,539,153
  General partners                          (42,151)           (39,350)
                                        -----------        -----------
Total partners' capital                  27,219,685         27,499,803
                                        -----------        -----------
                                        $27,817,261        $28,125,153
                                        ===========        ===========

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)
                                       Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                       June 30, 1998    June 30, 1998     June 30, 1997    June 30, 1997
                                       -------------   ----------------   -------------   ----------------
INVESTMENT ACTIVITY

Property rentals                           $ 487,966         $  971,151       $ 454,796         $  916,239
Property operating expenses                 (204,285)          (372,015)       (163,035)          (342,270)
Depreciation and amortization                (88,152)          (176,304)        (87,700)          (175,400)
                                           ---------         ----------       ---------         ----------
                                             195,529            422,832         204,061            398,569

Joint venture earnings                       358,842            715,645         317,018            644,938
                                           ---------         ----------       ---------         ----------

 Total real estate activity                  554,371          1,138,477         521,079          1,043,507


Interest on cash equivalents
 and short-term investments                   58,227            115,705          58,151            114,409
                                           ---------         ----------       ---------         ----------

 Total investment activity                   612,598          1,254,182         579,230          1,157,916
                                           ---------         ----------       ---------         ----------

PORTFOLIO EXPENSES

Management fees                               65,026            130,053          65,027            130,054
General and administrative                    37,540             89,265          54,646            100,325
                                           ---------         ----------       ---------         ----------
                                             102,566            219,318         119,673            230,379
                                           ---------         ----------       ---------         ----------

Net income                                 $ 510,032         $1,034,864       $ 459,557         $  927,537
                                           =========         ==========       =========         ==========

Net income per limited partnership
 unit                                      $   12.00         $    24.35       $   10.81         $    21.82
                                           =========         ==========       =========         ==========

Cash distributions per limited
 partnership unit                          $   15.47         $    30.94       $   15.47         $    29.87
                                           =========         ==========       =========         ==========

Number of limited partnership units
 outstanding during the period                42,076             42,076          42,076             42,076
                                           =========         ==========       =========         ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)

                             Quarter Ended             Six Months Ended             Quarter Ended          Six Months Ended
                             June 30, 1998              June 30, 1998               June 30, 1997            June 30, 1997
                        -----------------------  ---------------------------   -----------------------  -----------------------
                        General      Limited        General        Limited     General      Limited     General      Limited
                        Partners    Partners       Partners       Partners     Partners    Partners     Partners    Partners
                        --------   -----------   -------------   -----------   --------   -----------   --------   -----------
Balance at beginning    $(40,677)  $27,407,821        $(39,350)  $27,539,153   $(34,367)  $28,032,427   $(32,927)  $28,175,021
  of period

Cash distributions        (6,575)     (650,916)        (13,150)   (1,301,832)    (6,575)     (650,916)   (12,695)   (1,256,810)

Net income                 5,101       504,931          10,349     1,024,515      4,595       454,962      9,275       918,262
                        --------   -----------   -------------   -----------   --------   -----------   --------   -----------

Balance at end
  of period             $(42,151)  $27,261,836        $(42,151)  $27,261,836   $(36,347)  $27,836,473   $(36,347)  $27,836,473
                        ========   ===========   =============   ===========   ========   ===========   ========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                             ---------------------------
                                                 1998           1997
                                             -------------  ------------
Net cash provided by operating activities     $ 1,429,965   $ 1,257,766
                                              -----------   -----------

Cash flows from investing activities:
  Increase (decrease) in short-term
   investments, net                             1,302,726      (287,384)
                                              -----------   -----------

Cash flows from financing activity:
  Distributions to partners                    (1,314,982)   (1,269,505)
                                              -----------   -----------

Net increase (decrease) in cash
  and cash equivalents                          1,417,709      (299,123)

Cash and cash equivalents:
  Beginning of period                           3,154,152     3,030,587
                                              -----------   -----------

  End of period                               $ 4,571,861   $ 2,731,464
                                              ===========   ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

Note 2 - Real Estate Joint Ventures
-----------------------------------
The Waterford Apartments joint venture was sold in August, 1998 (see Note 4). Therefore, this joint venture has been reclassed as "Joint venture held for disposition".

The following summarized financial information is presented in the aggregate for the Partnership's three joint ventures:

                            Assets and Liabilities
                            ----------------------

                                        June 30, 1998  December 31, 1997
                                        -------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,875,890 and $8,403,624
     respectively                         $ 9,381,113        $21,473,990
  Joint venture held for disposition       11,988,949                  -
  Other                                     1,053,870          1,615,524
                                          -----------  -----------------
                                           22,423,932         23,089,514

Liabilities                                   135,020            385,634
                                          -----------  -----------------


Net assets                                $22,288,912        $22,703,880
                                          ============ =================

                             Results of Operations
                             ---------------------

                                   Six Months Ended June 30,
                                       1998         1997
                                   ------------  -----------
Revenue

  Rental income                      $2,545,519   $2,421,659
  Other                                   4,873        2,387
                                     ----------   ----------
                                      2,550,392    2,424,046
                                     ----------   ----------


Expenses

  Operating expenses                    749,188      782,812
  Depreciation and amortization         451,428      486,618
                                     ----------   ----------
                                      1,200,616    1,269,430
                                     ----------   ----------

Net income                           $1,349,776   $1,154,616
                                     ==========   ==========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property
-----------------
The following is a summary of the Partnership's two wholly-owned properties:

                              June 30, 1998   December 31, 1997
                              --------------  ------------------
Land                            $ 2,190,969         $ 2,190,969
Buildings and improvements        9,865,883           9,865,883
Accumulated depreciation         (1,261,339)         (1,090,317)
Other net liabilities               (37,086)             (9,388)
                                -----------         -----------
                                $10,758,427         $10,957,147
                                ===========         ===========


Note 4 - Subsequent Events
-------------------------

Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $657,491 ($15.47 per limited partnership unit).

On August 7, 1998, Waterford Apartments, located in Frederick, Maryland, was sold for a gross sale price of $21,800,000. The Partnership received its 25% share of the proceeds in the amount of approximately $5,417,000.

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

      At June 30, 1998, the Partnership had $4,571,861 in cash and cash equivalents, of which $657,491 was used for operating cash distributions to partners on July 30, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations relating to the first two quarters of 1998 and 1997 were made at an annualized rate of 7% on the adjusted capital contribution of $884.

      The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $11,592,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investment

     The Drilex and Regency Court investments are wholly-owned properties. The other three investments in the portfolio are structured as joint ventures.

     Operating Factors

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased, each by a single tenant, at June 30, 1998, as they were at December 31, 1997 and June 30, 1997.

     The Partnership's two multi-family residential properties, Waterford Apartments and Regency Court Apartments, ended the second quarter of 1998 with occupancy levels of 96% and 97%, respectively. Occupancy at Waterford Apartments has consistently been in the mid-90% range. Occupancy at Regency Court has remained in the high 90% range since September 30, 1996.

     Occupancy at Parkmoor Plaza was 100% at June 30, 1998, where it has remained since the second quarter of 1995.

     Investment Results

     Interest on short-term investments and cash equivalents was consistent between the first two quarters of 1997 and 1998.

     Total real estate activity for the first six months of 1998 and 1997 was $1,138,477 and $1,043,507, respectively. The increase of approximately $95,000 is due to improved operating results: 1) at Regency Court of approximately $25,000 as a result of improved market conditions and lower vacancy and 2) at Waterford Apartments and Parkmoor Plaza of approximately $44,000 and $30,000, respectively, as a result of higher rental rates. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective periods.

     Cash flow from operations increased by approximately $172,000 between the respective six month periods. This change was due to the increase in operating results discussed above, decreases in working capital, and the timing of distributions from joint ventures.

 Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee remained unchanged between the first six month periods of 1997 and 1998. General and administrative expenses decreased approximately $11,000 or 11% between the respective six month periods due to decreases in accounting and appraisal fees.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1998


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



August 14, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



August 14, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Seventh Copley Corp.