Form 10-Q
period 1998-09-30
COPLEY PENSION PROPERTIES VII
filed 1998-11-13
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998             Commission File Number 0-20126



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


-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [ X ]    No [   ]

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                     September 30, 1998  December 31, 1997
                                     ------------------  -----------------
ASSETS

REAL ESTATE INVESTMENTS:
  JOINT VENTURES                         $ 9,108,563        $12,693,813
  PROPERTY, NET                           10,832,048         10,957,147
                                         -----------        -----------
                                          19,940,611         23,650,960


CASH AND CASH EQUIVALENTS                  4,506,588          3,154,152
SHORT-TERM INVESTMENTS                             -          1,320,041
                                         -----------        -----------
                                         $24,447,199        $28,125,153
                                         ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE                         $    75,097        $    82,215
ACCRUED MANAGEMENT FEE                        61,328             65,027
DEFERRED DISPOSITION FEES                    641,608            478,108
                                         -----------        -----------
TOTAL LIABILITIES                            778,033            625,350
                                         -----------        -----------


PARTNERS' CAPITAL (DEFICIT):
    LIMITED PARTNERS ($755 AND $844 PER
        unit, respectively;160,000 units
    authorized, 42,076 units issued
     and outstanding)                     23,692,545         27,539,153
    General partners                         (23,379)           (39,350)
                                         -----------        -----------
Total partners' capital                   23,669,166         27,499,803
                                         -----------        -----------
                                         $24,447,199        $28,125,153
                                         ===========        ===========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)
                                 Three Months Ended     Nine Months Ended      Three Months Ended     Nine Months Ended
                                 September 30, 1998     September 30, 1998     September 30, 1997     September 30, 1997
                                 ------------------     ------------------     ------------------     ------------------
Investment Activity

Property rentals                     $  520,972             $1,492,123              $ 474,593             $1,390,832
Property operating expenses            (197,941)              (569,956)              (197,428)              (539,698)
Depreciation and amortization           (87,249)              (263,553)               (87,701)              (263,101)
                                     ----------             ----------              ---------             ----------
                                        235,782                658,614                189,464                588,033

Joint venture earnings                  257,074                972,719                330,607                975,545
                                     ----------             ----------              ---------             ----------

 Total real estate operations           492,856              1,631,333                520,071              1,563,578
Gain on sale of joint venture         2,076,945              2,076,945                      -                      -
                                     ----------             ----------              ---------             ----------
 Total real estate activity           2,569,801              3,708,278                520,071              1,563,578

Interest on cash equivalents
 and short-term investments              73,779                189,484                 59,145                173,554
                                     ----------             ----------              ---------             ----------

 Total investment activity            2,643,580              3,897,762                579,216              1,737,132
                                     ----------             ----------              ---------             ----------
Portfolio Expenses

Management fees                          61,328                191,381                 65,026                195,080
General and administrative               47,476                136,741                 40,593                140,918
                                     ----------             ----------              ---------             ----------
                                        108,804                328,122                105,619                335,998
                                     ----------             ----------              ---------             ----------

Net Income                           $2,534,776             $3,569,640              $ 473,597             $1,401,134
                                     ==========             ==========              =========             ==========

Net income per limited partnership
 unit                                $    59.64             $    83.99              $   11.14             $    32.97
                                     ==========             ==========              =========             ==========

Cash distributions per limited
 partnership unit                    $   144.47             $   175.41              $   15.47             $    45.34
                                     ==========             ==========              =========             ==========

Number of limited partnership units
 outstanding during the period           42,076                 42,076                 42,076                 42,076
                                     ==========             ==========              =========             ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)

                        THREE MONTHS ENDED        NINE MONTHS ENDED       THREE MONTHS ENDED        NINE MONTHS ENDED
                        SEPTEMBER 30, 1998       SEPTEMBER 30, 1998       SEPTEMBER 30, 1997       SEPTEMBER 30, 1997
                      ----------------------   ----------------------   ----------------------   ----------------------
                      GENERAL      LIMITED     GENERAL      LIMITED     GENERAL      LIMITED     GENERAL      LIMITED
                      PARTNERS    PARTNERS     PARTNERS    PARTNERS     PARTNERS    PARTNERS     PARTNERS    PARTNERS
                      --------   -----------   --------   -----------   --------   -----------   --------   -----------
BALANCE AT
  BEGINNING           $(42,151)  $27,261,836   $(39,350)  $27,539,153   $(36,347)  $27,836,473   $(32,927)  $28,175,021
  OF PERIOD

CASH DISTRIBUTIONS      (6,575)   (6,078,720)   (19,725)   (7,380,552)    (6,575)     (650,916)   (19,270)   (1,907,726)

NET INCOME              25,347     2,509,429     35,696     3,533,944      4,736       468,861     14,011     1,387,123
                      --------   -----------   --------   -----------   --------   -----------   --------   -----------

BALANCE AT END
  OF PERIOD           $(23,379)  $23,692,545   $(23,379)  $23,692,545   $(38,186)  $27,654,418   $(38,186)  $27,654,418
                      ========   ===========   ========   ===========   ========   ===========   ========   ===========

           (SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1998             1997
                                                    ----             ----
Net cash provided by operating activities        $ 2,003,737      $ 1,897,662
                                                 -----------      -----------

Cash flows from investing activities:
  Net proceeds from sale of joint venture          5,282,750                -
  Deferred disposition fee                           163,500                -
  Decrease in short-term
   investments, net                                1,302,726          253,534
                                                 -----------      -----------
     Net cash provided by
      investing activities                         6,748,976          253,534
                                                 -----------      -----------

Cash flows from financing activity:
  Distributions to partners                       (7,400,277)      (1,926,996)
                                                 -----------      -----------

Net increase in cash
  and cash equivalents                             1,352,436          224,200

Cash and cash equivalents:
  Beginning of period                              3,154,152        3,030,587
                                                 -----------      -----------

  End of period                                  $ 4,506,588      $ 3,254,787
                                                 ===========      ===========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired three of the four real estate investments it currently owns prior to 1991, and a fourth property in 1995. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

Note 2 - Real Estate Joint Ventures
-----------------------------------

On August 7, 1998 the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (25%) and an affiliate (75%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The total sales price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250, after closing costs and recognized a gain of $2,076,945 ($48.87 per limited partnership unit). A disposition fee of $163,500 was accrued but not paid to the Advisor. On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129 per limited partnership unit) from the proceeds of the sale.

The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

                             Assets and Liabilities
                             ----------------------

                                    September 30, 1998  December 31, 1997
                                    ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,959,852 and $8,403,624
     respectively                      $ 9,297,151         $21,473,990
     Other                               1,035,539           1,615,524
                                       -----------         -----------
                                        10,332,690          23,089,514
Liabilities                                163,388             385,634
                                       -----------         -----------

Net assets                             $10,169,302         $22,703,880
                                       ===========         ===========

                             Results of Operations
                             ---------------------

                                       Nine Months Ended September 30,
                                          1998                1997
                                       ----------          ----------
Revenue

  Rental income                        $3,346,874          $3,704,717
  Other                                     5,714               4,890
                                       ----------          ----------
                                        3,352,588           3,709,607
                                        ----------         ----------

Expenses

  Operating expenses                    1,039,807           1,225,093
  Depreciation and amortization           586,907             730,234
                                       ----------          ----------
                                        1,626,714           1,955,327
                                       ----------          ----------

Net income                             $1,725,874          $1,754,280
                                       ==========          ==========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Note 3  Property
----------------
The following is a summary of the Partnership's two wholly-owned properties:

                                  September 30, 1998   December 31, 1997
                                  -------------------  ------------------

Land                                     $ 2,190,969         $ 2,190,969
Buildings and improvements                 9,865,883           9,865,883
Accumulated depreciation                  (1,346,852)         (1,090,317)
Other net assets (liabilities)               122,048              (9,388)
                                         -----------         -----------
                                         $10,832,048         $10,957,147
                                         ===========         ===========


Note 4 - Subsequent Event
-------------------------

Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $620,090 ($14.59 per limited partnership unit). In addition, a special capital distribution was also made on October 29, 1998 in the amount of $541,939 ($12.88 per limited partnership unit). This special capital distribution was funded from working capital reserves.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994 and another in 1998. Capital of $10,308,620 ($245 per limited partnership unit) has been returned to the limited partners as a result of these sales and the reduction of cash reserves. On October 29, 1998, the Partnership distributed capital of $541,939 ($12.88 per limited partnership unit) which represented a reduction in working capital. This capital distribution reduced the adjusted capital contribution to $742.12 per unit.

     On August 7, 1998 the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (25%) and an affiliate (75%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The total gross sale price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250, after closing costs and recognized a gain of $2,076,945 ($48.87 per limited partnership unit). A disposition fee was accrued but not paid to the Advisor. On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129 per limited partnership unit) from the proceeds of the sale.

     At September 30, 1998, the Partnership had $4,506,588 in cash and cash equivalents, of which $620,090 was used for operating cash distributions and $541,939 for capital distributions to partners on October 29, 1998. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's invested cash and cash equivalents and real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $884 to $755 per limited partnership unit during the third quarter of 1998, with a distribution of the sales proceeds from Waterford Apartments. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 7% on the adjusted capital contribution. Distributions of cash from operations relating to the third quarter of 1998 were made at an annualized rate of 7% on the weighted average adjusted capital contribution which was adjusted due to the mid-quarter
sale of Waterford Apartments.   Distributions of cash from operations relating
to the first, second and third quarters of 1997 were made at an annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $9,200,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

  The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

 .    AEW Capital Management has developed a Year 2000 Plan (the "Plan")
     consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

 .    As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

 .    AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.

     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations

     Form of Real Estate Investment

     The Drilex and Regency Court investments are wholly-owned properties. The other two investments in the portfolio are structured as joint ventures.

     Operating Factors

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased, each by a single tenant, at September 30, 1998 and September 30, 1997.

     As previously discussed, the Waterford Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $2,076,945. At the time of the sale, the Waterford Apartments was 96% leased. At September 30, 1997 it was 93% leased.

     The Partnership's multi-family residential property, Regency Court Apartments, ended the third quarter of 1998 with an occupancy level of 98% compared to 97% for the period ended September 30, 1997.

     Occupancy at Parkmoor Plaza was 100% at September 30, 1998 and September 30, 1997.

Investment Results

     For the three and nine months ended September 30, 1998, operating results from real estate operations were $492,856 and $1,631,333, respectively, compared to $520,071 and $1,563,578 for the comparable periods in 1997. The decrease of $27,215 for the comparative three month periods is primarily due to lower joint venture earnings due to the sale of Waterford Apartments. The increase of $67,755 for the comparative nine month periods is primarily due to improved operating results at Regency Court as a result of improved market conditions and lower vacancy.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1998, was $73,779 and $189,484, respectively, compared to $59,145 and $173,554 for the same periods in 1997. The increases of approximately $14,600 or 25% and $16,000 or 9% for the three and nine month periods respectively, are primarily due to higher average investment balances in 1998 as a result of the receipt of the Waterford Apartments sales proceeds.

     The increase in operating cash flow of approximately $106,000 between the first nine months of 1997 and 1998 is primarily due to the increase in operating results discussed above, increases in working capital and an increase in distributions from joint ventures.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     For the three and nine months ended September 30, 1998, management fees were $61,328 and $191,381, respectively, compared to $65,026 and $195,080 for the comparable periods in 1997. The decrease of management fees for the respective three and nine month periods is due to less operational cash available for distributions as a result of the sale of Waterford Apartments on August 7, 1998.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $47,476 and $136,741, respectively, compared to $40,593 and $140,918 for the same periods in 1997. Expenses remained relatively unchanged for both comparable periods.

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                                    PART II


                               OTHER INFORMATION



Items 1-5.    Not applicable

Item 6.       Exhibits and Reports on Form 8-K

              a.  Exhibits:   (27)  Financial Data Schedule

              b. Reports on Form 8-K: During the quarter ended September 30, 1998, one Current Report on Form 8-K was filed on August 20, 1998 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the August 7, 1998 sale of Waterford Apartments.

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



                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



November 13, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Seventh Copley Corp.