Form 10-K405
period 1998-12-31
COPLEY PENSION PROPERTIES VII
filed 1999-03-30
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NO. 0-20126
                             ____________________

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

        As of December 31, 1998, the Partnership had four real property investments, one of which was acquired in 1995. Three additional investments have been sold: a research and development facility in 1991 and an apartment complex; each of in 1994 and 1998. Sales proceeds have been distributed in the amount of $237 per Unit as a result of these sales. In addition, capital of $21 per Unit has been distributed as a result of a discretionary reduction in cash reserves. The Partnership has no current plan to renovate, improve, or further develop any of its existing real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

        The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

        A.   Retail Center in San Jose, California ("Parkmoor Plaza").
             --------------------------------------------------------

       On September 20, 1989, the Partnership acquired a 75% interest in a joint venture formed with SBC & D Co., Inc. As of December 31, 1998, the Partnership had contributed $9,786,330 to the capital of the joint venture out of a maximum commitment of $10,000,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. During the first 120 months following the date of the joint venture agreement, to the extent sufficient cash flow is not available therefor, up to 1% of such preferred return may accrue and bear interest at the rate of 10% per annum, compounded monthly. The balance of the preferred return will be payable monthly on a current basis. Commencing with the 121st month following the date of the joint venture agreement, the full amount of the preferred return will be payable monthly on a current basis. The joint venture agreement also entitles the Partnership to receive 75% of remaining cash flow and 75% of sale and refinancing proceeds following the return of the Partnership's investment.

       The joint venture owns a leasehold interest pursuant to a ground lease in 13.791 acres of land and a fee interest in three retail buildings totaling approximately 149,825 square feet in San Jose, California. The ground lease terminates on November 12, 2014 and provides for an annual rental of $73,230 payable in equal monthly installments. The joint venture has the option to extend the lease for an additional 25 years. The rent for the extended term will be determined in accordance with provisions set forth in the lease. The joint venture also has the option to purchase the land upon notice from the owner of its intention to sell to an unrelated third party and its acceptance of a bona fide offer. The property has been fully converted from industrial to retail use. As of December 31, 1998, this retail center was 96% leased.

       B.    Office/Warehouse Building in Houston, Texas ("Drilex").
             ------------------------------------------------------

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

       The Partnership owns approximately 3.4 acres of land in Houston, Texas, improved with an approximately 53,750 square foot single story office/warehouse building constructed in 1991. As of December 31, 1998, the building was 100% occupied by a single tenant under a long-term lease that expires in August 2001.

       C.    Industrial Building in Itasca, Illinois ("Prentiss Copystar").
             -------------------------------------------------------------

       On May 23, 1991, the Partnership acquired a 23.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 51.75% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1998, the Partnership had contributed $1,027,386 to the capital of the joint venture out of a maximum commitment of $1,029,084, of which $690,224 is characterized as Senior Capital and $308,725 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred return, compounded monthly, of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership would be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 23.25% of the net proceeds of sales and financings after return of its capital and 23.25% of cash flow remaining after payment of the preferred return.

       The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. As of December 31, 1998, the building was 100% leased to a single tenant for a term which expires in 1999. The tenant has an option that commenced in September, 1995 to purchase the facility at fair market value. As of December 31, 1998, the tenant has not expressed any interest in exercising the option.

       D.    Apartment Complex in Sherman Oaks, California ("Regency Court
             -------------------------------------------------------------
Apartments")
------------

       On April 14, 1995, Regency Court Associates, L.P., a California limited partnership (the "Acquisition Partnership"), acquired a 174-unit apartment complex located in Sherman Oaks, California for $9,605,021. The sole limited partner of the Acquisition Partnership is the Partnership, and the sole general partner of the Acquisition Partnership is Copp VII Holding Corp., a Massachusetts corporation which is a wholly-owned subsidiary of the Partnership (the "Subsidiary"). As of December 31, 1998, the Partnership had contributed $9,700,000 to the capital of the Acquisition Partnership. The partnership agreement of the Acquisition Partnership entitles the Partnership to receive 99% of cash flow and 99% of sale and financing proceeds. The Subsidiary has a 1% interest in cash flow and sale and financing proceeds. The Subsidiary has been capitalized with a $1,000,000 demand promissory note from the Partnership.

       The Acquisition Partnership owns a 174-unit apartment complex known as Regency Court located on approximately 1.64 acres of land. As of December 31, 1998, the apartment complex was approximately 96% leased.

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

Item 2. Properties
        ----------

        The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

-------------------------------------------------------------------------------------------------------------------------
                                Estimated    Number of
                                   1998       Tenants
                                  Annual    with 10% or                    Square Feet
                                  Realty      more of     Name(s) of           of       Contract    Lease     Renewal
Property                          Taxes         GLA       Tenant(s)        Each Tenant    Rent    Expiration  Options
-------------------------------------------------------------------------------------------------------------------------
Retail Center in San Jose, CA    $ 88,908        4         Baby Super        25,000      $ 8.89    3/2008    Two 10 year
                                                            Discount                                           options
                                                           Food 4 Less       54,600      $11.87    9/2007    Six 5 year
                                                                                                               options
                                                         U.S. Post Office    22,000      $ 4.16    2/2001    One 5 year
                                                                                                               option
                                                          Family Fitness     30,000      $ 8.27    1/2014    Two 5 year
                                                              Center                                           options
Office/Warehouse Building in     $   0 (1)       1        Drilex Systems     53,750      $ 5.67    8/2001    One 5 year
Houston, TX                                                                                                   option

Apartment Complex in             $115,938       N/A             N/A            N/A         N/A      N/A          N/A
Sherman Oaks, CA
Industrial Building, Itasca, IL  $ 72,500        1       Mita Copystar of    70,535      $ 5.30    9/1999       None
                                                           America, Inc.
--------------------------------------------------------------------------------------------------------------------------
                                      Line of
                                    Business of
                                     Principal
Property                              Tenants
----------------------------------------------------
Retail Center in San Jose, CA       Baby retailer

                                    Food Retailer

                                      U.S. Post
                                        Office
                                    Fitness Center

Office/Warehouse Building in            Drill
Houston, TX                         Manufacturer

Apartment Complex in                      N/A
Sherman Oaks, CA
Industrial Building, Itasca, IL      Photocopier
                                     Distributor
---------------------------------------------------

(1)  Tenant responsible for real property taxes.

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

                                                                             AVERAGE     RENTAL
                                                GROSS LEASABLE   YEAR-END   OCCUPANCY   REVENUE     NET EFFECTIVE
                   PROPERTY                          AREA       OCCUPANCY   FOR YEAR   RECOGNIZED  RENT ($/SF/YR)*
--------------------------------------------------------------------------------------------------------------------
        Retail Center in San Jose, CA
        -----------------------------
                     1994                              149,825         93%             $1,384,330           $ 9.94
                     1995                              149,825        100%             $1,433,239           $ 9.74
                     1996                              149,825        100%             $1,529,230           $10.21
                     1997                              149,825        100%             $1,590,646           $10.62
                     1998                              149,825        100%             $1,586,265           $10.59

   Office/Warehouse Building in Houston, TX
   -----------------------------------------
                     1994                               53,750        100%             $  264,960           $ 4.93
                     1995                               53,750        100%             $  283,886           $ 5.28
                     1996                               53,750        100%             $  302,304           $ 5.62
                     1997                               53,750        100%             $  303,592           $ 5.65
                     1998                               53,750        100%             $  301,797           $ 5.61

       Industrial Building, Itasca, IL
       -------------------------------
                     1994                               70,535        100%             $  475,000           $ 6.73
                     1995                               70,535        100%             $  479,000           $ 6.79
                     1996                               70,535        100%             $  492,000           $ 6.98
                     1997                               70,535        100%             $  462,000           $ 6.55
                     1998                               70,535        100%             $  468,000           $ 6.64

    Apartment Complex, Sherman Oaks, CA(1)
    -------------------------------------
                     1994                                N/A           N/A                    N/A             N/A
                     1995                              111,540         95%             $1,001,293           $12.73
                     1996                              111,540         98%             $1,411,825           $13.36
                     1997                              111,540         95%             $1,501,502           $13.95
                     1998                              111,540         97%             $1,621,903           $14.95
-------------------------------------------------------------------------------------------------------------------

*Net effective rent calculation is based on average occupancy during the respective year.

(1) Property acquired April 14, 1995.

Note: N/A denotes that the property was not in operation.

         Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1998:

-----------------------------------------------------------------------------------------------------------------------
                                                  TENANT AGING REPORT

                  PROPERTY                      # OF LEASE         TOTAL              TOTAL             PERCENTAGE OF
                                               EXPIRATIONS      SQUARE FEET      ANNUAL CONTRACT        GROSS ANNUAL
                                                                                       RENT                RENTAL
-----------------------------------------------------------------------------------------------------------------------
Retail Center in San Jose, CA(1)
--------------------------------
                    1999                            2              13,000             $137,760              10%
                    2000                            0                   0             $      0               0%
                    2001                            1              22,000             $ 91,444               6%
                    2002*                           1                   0             $ 24,000               2%
                    2003                            0                   0             $      0               0%
                    2004                            0                   0             $      0               0%
                    2005                            1               4,800             $ 54,720               4%
                    2006                            0                   0             $      0               0%
                    2007                            1              54,600             $648,336              45%
                    2008                            1              25,000             $222,300              16%

Office/Warehouse Building in Houston, TX
----------------------------------------
                    1999                            0                   0             $      0               0%
                    2000                            0                   0             $      0               0%
                    2001                            1              53,750             $305,016             100%
                    2002                            0                   0             $      0               0%
                    2003                            0                   0             $      0               0%
                    2004                            0                   0             $      0               0%
                    2005                            0                   0             $      0               0%
                    2006                            0                   0             $      0               0%
                    2007                            0                   0             $      0               0%
                    2008                            0                   0             $      0               0%

-----------------------------------------------------------------------------------------------------------------------

* Rent received for a telecommunication company satellite dish mounted on a building at the property.


------------------------------------------------------------------------------------------------------------------
Industrial Building, Itasca, IL
-------------------------------
                    1999                                 1             70,535              $281,000         100%
                    2000                                 0                  0              $      0           0%
                    2001                                 0                  0              $      0           0%
                    2002                                 0                  0              $      0           0%
                    2003                                 0                  0              $      0           0%
                    2004                                 0                  0              $      0           0%
                    2005                                 0                  0              $      0           0%
                    2006                                 0                  0              $      0           0%
                    2007                                 0                  0              $      0           0%
                    2008                                 0                  0              $      0           0%

Apartment Complex in Sherman Oaks, CA
-------------------------------------
                    1999                                N/A                N/A                   N/A         N/A
                    2000                                N/A                N/A                   N/A         N/A
                    2001                                N/A                N/A                   N/A         N/A
                    2002                                N/A                N/A                   N/A         N/A
                    2003                                N/A                N/A                   N/A         N/A
                    2004                                N/A                N/A                   N/A         N/A
                    2005                                N/A                N/A                   N/A         N/A
                    2006                                N/A                N/A                   N/A         N/A
                    2007                                N/A                N/A                   N/A         N/A
                    2008                                N/A                N/A                   N/A         N/A
------------------------------------------------------------------------------------------------------------------

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

      The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

----------------------------------------------------------------------------------------------------------------------------
                                                                               Rate of               Life    Accumulated
                      Entity / Property                         Tax Basis   Depreciation   Method  in years  Depreciation
----------------------------------------------------------------------------------------------------------------------------
Retail Center, San Jose, CA
-------------------------------------------------------
Building & Improvements                                        $ 8,388,866      2.50%        SL        40      $1,872,561
Land Improvements                                                  768,437      6.67%        SL        15         311,027
Land Improvements                                                   13,000         5%        SL        20           1,381
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 9,170,303                                     $2,184,969

Office/Warehouse Building, Houston, TX
-------------------------------------------------------
Building & Improvements                                        $ 1,975,593      2.50%        SL        40      $  365,193
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 1,975,593                                     $  365,193

Industrial Building, Itasca Illinois
-------------------------------------------------------
Building & Improvements                                        $ 2,121,478      2.50%        SL        40      $  386,117
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 2,121,478                                     $  386,117

Apartment Complex, Sherman Oaks, CA
-------------------------------------------------------
Building & Improvements                                        $ 7,746,808      3.64%        SL      27.5      $1,043,214
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 7,746,808                                     $1,043,214

Total Depreciable Assets                                       $21,014,182                                     $3,979,493
                                                               ===========                                     ==========
----------------------------------------------------------------------------------------------------------------------------

SL = Straight Line

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

     Industrial Building in Itasca, Illinois
     ---------------------------------------

This industrial building is located west of Chicago in northeast DuPage County. Northeast DuPage has the highest concentration of industrial space of any submarket in DuPage County. Most tenants in this submarket rely heavily on close proximity to O'Hare International Airport and convenient access to Interstates 355, 290, 90 and the Elgin-O'Hare Expressway. The O'Hare Area market consists of approximately 109 million square feet of industrial space, of which approximately 6.1% was vacant at year-end 1998, compared to 7.2% at year-end 1997. Approximately 1 million square feet of space was added to the market and rental rates were largely unchanged during the year.

     Apartment Complex in Sherman Oaks, California
     ---------------------------------------------

This apartment complex is located in Sherman Oaks, California, which is within the San Fernando Valley apartment market, approximately 14 miles north of downtown Los Angeles. All of the damage from the 1994 Northridge Earthquake has been repaired. Supply and demand are in equilibrium and occupancy in the market has stabilized at around 95%. The property continues to benefit from its large size -- it is one of a handful of apartment complexes in Sherman Oaks with more than 100 units per acre. The Sherman Oaks property was sold for gross proceeds of $13,050,000 on March 25, 1999.

     Retail Center in San Jose, California
     -------------------------------------

The center is located in the San Jose metropolitan market, which has been negatively affected over the last year by the Asian crisis and the subsequent decreased demand for high-tech commodities. Demand for retail space increased approximately 0.8% in 1998, a slowdown from 1997 when demand increased 4.1%. The year-end 1998 retail vacancy rate was approximately 6.1%, a slight improvement from 6.6% at the close of 1997. While 1998 job growth in San Jose will not match 1997's pace of nearly 6%, job growth remained healthy at approximately 3%.

     Office/Warehouse Building in Houston, Texas
     -------------------------------------------

The property is located in the metropolitan Houston industrial market, which contains more than 93 million square feet of high-quality, investment-grade industrial space spread over eight submarkets. Demand for industrial space increased approximately 2.3% during 1998, compared to a 5.6% increase in demand for 1997. The overall Houston industrial vacancy rate was 6.3% at year-end 1998, down slightly from 6.6% the prior year. More specifically, the property is located in the Northwest Houston industrial submarket, which contains almost
33.7 million square feet of primary bulk warehouse space. This submarket is the largest in terms of square footage and is also the most active in terms of development. During 1998, new product (delivered and under construction) was estimated at 2 million square feet. Despite the sizeable addition of new supply, the submarket experienced positive absorption for the year of slightly more than 2 million square feet. As a result, the vacancy rate in the Northwest Houston industrial submarket declined from 5.1% at the end of 1997 to 5.0% at the end of 1998.

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

         As of December 31, 1998, there were 5,890 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated April 27, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998, cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners totaled $8,434,977 including $5,427,804 of returned capital from the proceeds of sale of joint venture and $541,939 of returned capital from original working capital reserves. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners totaled $2,603,664.

         Cash distributions exceeded net income in 1998 and 1997. However, distributions of operating cash flow were less than cash generated by operating activities. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                        For Year       For Year     For Year      For Year      For Year
                        Ended or       Ended or     Ended or      Ended or      Ended or
                        As of:         As of:       As of:        As of:        As of:
                        12/31/98 (1)   12/31/97     12/31/96 (2)  12/31/95 (3)  12/31/94 (4)
                        ------------   --------     ------------  ---------     ------------
Revenues                $ 5,544,041    $ 3,453,194  $ 3,250,812   $ 3,235,068    $4,228,813

Net Income              $ 3,960,679    $ 1,942,196  $ 1,751,136   $ 2,060,318    $3,705,107


Net Income per
Unit of Limited
Partnership
Interest
Outstanding             $     93.19    $     45.70  $     41.20   $     48.48   $     87.18

Total Assets            $23,685,914    $28,125,153  $28,758,619   $29,782,367   $34,628,130

Total Cash
Distributions
per Limited
Partnership
Unit
Outstanding
for the entire
period,
including amounts
distributed after
year end with
respect to such year    $    198.47    $     61.88  $     65.90   $    135.14   $     78.80

(1) 1998 Net Income includes a gain on sale of investment of $2,076,945. Cash distributions include a return of capital of $141.88.

(2)  1996 Cash Distributions include a return of capital of $8.00.

(3) 1995 Net Income includes a gain on sale of investment of $228,086. Cash distributions include a return of capital of $80.00.

(4) 1994 Net Income includes a gain on sale of investment of $1,870,749. Cash distributions include a return of capital of $24.00.

ITEM 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in September, 1990 and a total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, and for working capital reserves. The Partnership made the four investments described in Item 1 hereof, and three additional investments which were sold in 1991, 1994 and 1998, respectively. Through December 31, 1998, capital of $10,850,559 ($257.88 per limited partnership unit) has been returned to the limited partners; $9,972,012 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $541,939 in 1998 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $742.12.

     On August 7, 1998, the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (25%) and an affiliate (75%), was sold to an institutional buyer which is unaffiliated with the Partnership. The total gross sale price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250, after closing costs and recognized a gain of $2,076,945 ($48.87 per limited partnership unit). A disposition fee was accrued but not paid to the AEW Real Estate Advisors, Inc. ("AEW"). On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129 per limited partnership unit) from the proceeds of the sale.

     At December 31, 1998, the Partnership had $3,985,403 in cash and cash equivalents of which $555,063 was used for operating distributions to partners on January 28, 1998; the remainder will primarily be used as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 7% on the adjusted capital contribution. Distributions of cash from operations relating to the third and fourth quarters of 1998 were made at an annualized rate of 7% on the weighted average adjusted capital contribution which was adjusted due to the mid-quarter sale of Waterford Apartments as well as a distribution of original working capital. Quarterly distributions of cash from operations relating to 1997 were made at an annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $9,000,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Year 2000 Readiness Disclosure
     ------------------------------

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

     . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.

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

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borned by AEW Capital Management and the property managers.

     RESULTS OF OPERATIONS
     ---------------------

     FORM OF REAL ESTATE INVESTMENTS

     The Drilex and Regency Court Apartments investments are wholly-owned properties. The remaining real estate investments in the portfolio are structured as joint ventures.

OPERATING FACTORS

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were each 100% leased by a single tenant, at December 31, 1998, as they have been for the last six years.

     As previously discussed, the Waterford Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $2,076,945. At the time of the sale, the Waterford Apartments were 96% leased. At December 31, 1997 it was 93% leased.

     The Partnership's multi-family residential property, Regency Court Apartments, ended the fourth quarter of 1998 with an occupancy level of 96% compared to 95% for the period ended December 31, 1997.

     Occupancy at Parkmoor Plaza was 100% at December 31, 1998, where it has remained since the second quarter of 1995.

     INVESTMENT RESULTS

     Interest on short-term investments and cash equivalents increased approximately $7,400 or 3% in 1998 as compared to 1997, due to an increase in average investment balances as a result of the receipt of the Waterford Apartments sales proceeds.

     1998 Compared to 1997

     Total real estate operations for the twelve months ended December 31, 1998 and 1997 was $2,063,956 and $2,137,069, respectively. The decrease of $73,113 is primarily due to lower joint venture earnings due to the sale of Waterford Apartments. Partially offsetting this is improved operating results at Regency Court Apartments of approximately $49,000 as a result of increased rental revenues due to improved market conditions during 1998 as compared to 1997. Operating results at the three remaining properties were relatively unchanged between the respective periods.

     Cash flow from operations increased approximately $12,000 between the respective twelve month periods. This change is primarily due to the decrease in investment income receivables.

     1997 Compared to 1996

     Total real estate operations for the twelve months ended December 31, 1997 and 1996 was $2,137,069 and $1,931,881, respectively. This increase is due to improved operating income at Regency Court Apartments of approximately $142,000 as a result of increased rental revenues due to higher average occupancy during 1997 as compared to 1996, slightly offset by increased earthquake insurance premiums. Operating results at Waterford Apartments increased approximately $42,000 due to higher rental rates combined with a decrease in depreciation expense related to personal property that became fully depreciated. In addition, operating results at Prentiss Copystar improved by approximately $18,000 due to a reduction in real estate taxes combined with a decrease in amortization expense related to leasing commissions that became fully amortized. Operating results at the two remaining properties were relatively unchanged between the respective periods.

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

     1998 Compared to 1997

     The Partnership management fee decrease between 1998 and 1997 due to a decrease in distributable cash flow as a result of the sale of Waterford Apartments on August 7, 1998. General and administrative expenses increased approximately $6,500 primarily due to an increase in legal and investor servicing fees.

     1997 Compared to 1996

     The Partnership management fee increased between 1997 and 1996 due to an increase in distributable cash flow and a corresponding increase in operating distributions to partners. General and administrative expenses decreased approximately $9,000 primarily due to a decrease in professional fees for 1997 which was the result of a reduction in accounting fees. Printing expenses decreased as well compared to 1996.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

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


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1998.

Name                              Position(s) with the Managing General Partner                Age
----                              ---------------------------------------------                ---
J. Christopher Meyer, III         President, Chief Executive Officer and Director              51
Pamela J. Herbst                  Vice President and Director                                  43
J. Grant Monahon                  Vice President and Director                                  53
James J. Finnegan                 Vice President                                               38
Karin J. Lagerlund                Treasurer and Principal Financial and Accounting Officer     34

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

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               -------------------

               The Managing General Partner was incorporated in Massachusetts on October 3, 1988. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

               J. Christopher Meyer, III joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and in MBA from the Wharton School of the University of Pennsylvania.

       Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate

Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

       J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

       Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

     The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998. Cash distributions to General Partners include amounts paid after year end with respect to 1998.

                                                                    Amount of Compensation
Receiving Entity                     Type of Compensation             and Reimbursement
----------------                     --------------------           ----------------------
General Partners                     Share of Distributable Cash               $  24,902

AEW Real Estate Advisors, Inc.       Management Fees
(formerly known as Copley            and Expense
Real Estate Advisors, Inc.)          Reimbursements                              258,277

New England Securities               Servicing Fees and out
Corporation                          of pocket reimbursements                      8,911

Back Bay Advisors, L.P.              Servicing Fees                                    0
                                                                               ---------

                                     TOTAL                                     $ 292,090
                                                                               =========

     For the year ended December 31, 1998 the Partnership allocated $50,439 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

               No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

               Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

          (b)  Security Ownership of Management.
               --------------------------------

               The General Partners of the Partnership owned no Units at December 31, 1998.

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

          (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1998, the Partnership filed no Current Report on Form 8-K.

                        COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP



                             FINANCIAL STATEMENTS



                                 * * * * * * *



                               DECEMBER 31, 1998

                                           COPLEY PENSION PROPERTIES VII
                                           -----------------------------
                                          A REAL ESTATE LIMITED PARTNERSHIP
                                          ---------------------------------

                                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                                      ------------------------------------------

Report of Independent Accountants

Financial Statements:

      Balance Sheets--December 31, 1998 and 1997

      Statements of Operations--Years ended December 31, 1998, 1997 and 1996

      Statements of Partners' Capital (Deficit)--Years ended December 31, 1998,
        1997 and 1996

      Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

      Notes to Financial Statements

Financial Statement Schedule:

Schedule III--Real Estate and Accumulated Depreciation at December 31, 1998, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Seventh Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's South Bay Associates and Waterford Apartments joint venture investees for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for South Bay Associates and Waterford Apartments aggregated $1,177,947 for the year ended December 31, 1996. We also did not audit the financial statements of Regency Court Apartments, a wholly-owned property, for the year ended December 31, 1996 which statements reflect operating income of $475,408. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for South Bay Associates and Waterford Apartments for the year ended December 31, 1996, and for operating income for Regency Court Apartments for the year ended December 31, 1996, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997, and 1996 provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers  LLP
-------------------------------
Boston, Massachusetts
March 25, 1999

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                          December 31,
                                                  -------------------------

                                                     1998          1997
                                                  -----------   -----------
ASSETS

Real estate investments:
  Joint ventures                                  $ 9,003,008   $12,693,813
  Property, net                                     1,871,598    10,957,147
  Property held for disposition, net                8,825,905             -
                                                  -----------   -----------
                                                   19,700,511    23,650,960

Cash and cash equivalents                           3,985,403     3,154,152
Short-term investments                                      -     1,320,041
                                                  -----------   -----------

                                                  $23,685,914   $28,125,153
                                                  ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    91,233   $    82,215
Accrued management fee                                 54,897        65,027
Deferred disposition fees                             641,608       478,108
                                                  -----------   -----------
Total liabilities                                     787,738       625,350
                                                  -----------   -----------

Partners' capital (deficit):
  Limited partners ($742.12 and $884 per unit,
    respectively; 160,000 units authorized,
    42,076 units issued and outstanding)           22,923,845    27,539,153
  General partners                                    (25,669)      (39,350)
                                                  -----------   -----------
Total partners' capital                            22,898,176    27,499,803
                                                  -----------   -----------

                                                  $23,685,914   $28,125,153
                                                  ===========   ===========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                       Year ended December 31,
                                              --------------------------------------

                                                  1998          1997         1996
                                              -----------   -----------   ----------
INVESTMENT ACTIVITY

Property rentals                              $2,027,523    $1,900,041    $1,759,993
Property operating expenses                     (782,646)     (709,195)     (711,552)
Depreciation and amortization                   (379,361)     (373,154)     (367,187)
                                              ----------    ----------    ----------
                                                 865,516       817,692       681,254

Joint venture earnings                         1,198,440     1,319,377     1,250,627
                                              ----------    ----------    ----------

  Total real estate operations                 2,063,956     2,137,069     1,931,881

Gain on sale of property by joint venture      2,076,945             -             -
                                              ----------    ----------    ----------

  Total real estate activity                   4,140,901     2,137,069     1,931,881

Interest on cash equivalents
 and short-term investments                      241,133       233,776       240,192
                                              ----------    ----------    ----------

  Total investment activity                    4,382,034     2,370,845     2,172,073
                                              ----------    ----------    ----------

PORTFOLIO EXPENSES

Management fee                                   246,277       260,106       243,377
General and administrative                       175,078       168,543       177,560
                                              ----------    ----------    ----------
                                                 421,355       428,649       420,937
                                              ----------    ----------    ----------

NET INCOME                                    $3,960,679    $1,942,196    $1,751,136
                                              ==========    ==========    ==========

Net income per limited
 partnership unit                             $    93.19    $    45.70    $    41.20
                                              ==========    ==========    ==========

Cash distributions per limited
 partnership unit                             $   202.88    $    60.81    $    65.23
                                              ==========    ==========    ==========

Number of limited partnership units
 outstanding during the year                      42,076        42,076        42,076
                                              ==========    ==========    ==========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                 Year ended December 31,
                        -------------------------------------------------------------------------
                                 1998                    1997                      1996
                        ----------------------  -----------------------   -----------------------

                        General      Limited     General      Limited      General      Limited
                        Partners    Partners     Partners    Partners     Partners     Partners
                        --------   -----------   --------   -----------   ---------   -----------
Balance at beginning
 of year                $(39,350)  $27,539,153   $(32,927)  $28,175,021    $(26,114)  $29,186,014

Cash distributions       (25,926)   (8,536,380)   (25,845)   (2,558,642)    (24,324)   (2,744,618)

Net income                39,607     3,921,072     19,422     1,922,774      17,511     1,733,625
                        --------   -----------   --------   -----------    --------   -----------

Balance at end
 of year                $(25,669)  $22,923,845   $(39,350)  $27,539,153    $(32,927)  $28,175,021
                        ========   ===========   ========   ===========    ========   ===========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                           Year ended December 31,
                                                   ----------------------------------------
                                                       1998          1997          1996
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 3,960,679   $ 1,942,196   $ 1,751,136
 Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                       379,361       373,154       367,187
   Equity in joint venture earnings                 (1,198,440)   (1,319,377)   (1,250,627)
   Cash distributions from joint ventures            1,674,686     1,688,325     1,655,764
   Gain on sale of investment by joint venture      (2,076,945)            -             -
   (Increase) decrease in investment income
    receivable                                          17,315        (1,939)       (9,615)
   Increase in property working capital                (93,588)      (41,344)      (21,351)
   (Decrease) increase in operating liabilities         (1,112)        8,825        (5,942)
                                                   -----------   -----------   -----------
 Net cash provided by operating activities           2,661,956     2,649,840     2,486,552
                                                   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property                                (17,375)      (54,201)       14,609
 Net proceeds from sale of investment                5,282,750             -             -
 Deferred disposition fees                             163,500             -             -
 Decrease in short-term investments, net             1,302,726       112,413       103,376
                                                   -----------   -----------   -----------
   Net cash provided by (used in) investing
   activities                                        6,731,601        58,212       117,985
                                                   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                          (8,562,306)   (2,584,487)   (2,768,942)
                                                   -----------   -----------   -----------
 Net cash used in financing activity                (8,562,306)   (2,584,487)   (2,768,942)
                                                   -----------   -----------   -----------

Net (decrease) increase in cash and cash
 equivalents                                           831,251       123,565      (164,405)

Cash and cash equivalents:
 Beginning of year                                   3,154,152     3,030,587     3,194,992
                                                   -----------   -----------   -----------

 End of year                                       $ 3,985,403   $ 3,154,152   $ 3,030,587
                                                   ===========   ===========   ===========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General
     -------

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989, acquired three of the four real estate investments it currently owns prior to the end of 1991, and acquired the fourth property in 1995. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

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

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At the end of 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P.. AEW is a subsidiary of AEW Capital Management, L.P.. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

     Management
     ----------

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. Payment of a portion of the management fees incurred through 1991 had been deferred in accordance with the advisory agreement; however, during 1995, these deferred fees totaling $203,452 were paid to AEW in connection with the distribution of sale proceeds (See Note 3). AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000, $12,000 and $12,000 in 1998, 1997, and 1996, respectively). Acquisition fees were paid at the time commitments were initially funded in an amount equal to 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $8,911 in 1998, $8,371 in 1997, and $8,000 in 1996. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled, $0, $4,412, and $4,424 for the same annual periods.

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

     Carrying value may be greater or less than current appraised value. The appraised values of all of the Partnership's investments exceeded their carrying values by a total of approximately $9,000,000 and $8,100,000 at December 31, 1998 and 1997, respectively. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Cash Equivalents and Short-Term Investments
     -------------------------------------------

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997, all investments were in commercial paper with less than three months remaining to maturity.

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

     Segment Data
     ------------

     Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

Note 3 - Real Estate Joint Ventures
-----------------------------------

     The Partnership invested in six real estate joint ventures, organized as general partnerships with different real estate management/development firms, and in two cases, with an affiliate of the Partnership. One investment was sold in each of 1991, 1994 and 1998. The Drilex investment was converted to a wholly-owned property in 1993. The Partnership has committed to make capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint ventures for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and acquisition fees:

                          Preferential
  Investment/                Rate of     Ownership        December 31,
  Location                   Return       Interest      1998        1997
  -----------                ------       --------   ----------------------
Waterford Apartments
  Frederick, Maryland        10.09%        16.25%    $        0  $4,699,993

Parkmoor Plaza
  San Jose, California          10%           75%    $9,786,330  $9,786,330

Prentiss Copystar
  Itasca, Illinois              11%        23.25%    $1,027,386  $1,027,386

     Waterford Apartments
     --------------------

     On March 20, 1989, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates, and with an affiliate of the Partnership, to develop and operate a garden-style apartment complex. The Partnership and its affiliate collectively had a 65% ownership interest in the joint venture. The Partnership committed to contribute up to $4,700,000 to the capital of the joint venture. The preferential return related to $1,175,000 was payable currently only to the extent of available cash flow. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, 25% of the Partnership's contribution would first be repaid at par. The remaining 75% would be repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement.

     On August 7, 1998, the joint venture sold the Waterford Apartments was sold to an institutional buyer which is unaffiliated with the Partnership. The total sales price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250.00, after closing costs and recognized a gain of $2,076,945 ($48.87 per limited partnership unit). A disposition fee of $163,500 was accrued but not paid to AEW. On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129 per limited partnership unit) from the proceeds of the sale.

     Parkmoor Plaza
     --------------

     On September 20, 1989, the Partnership entered into a joint venture with South Bay Construction and Development Company, Inc. to acquire a leasehold interest in three industrial/service center buildings and to renovate and operate these buildings. The Partnership committed to make a maximum capital contribution of $10,000,000. The payment of up to 1% per annum of the preferential return is deferrable during the first ten years if sufficient operating cash flow is not available. The joint venture is required to return all cash contributions made by the Partnership by the tenth anniversary of its initial funding. The non-cancelable ground lease has an initial expiration date of November 12, 2014 and requires annual ground rental payments by the venture of $73,230. The joint venture also has an option to extend the term of the ground lease for an additional 25 years. Future minimum rental payments due to the venture under non-cancelable operating leases are: $1,362,780 in 1999; $1,295,373 in 2000; $1,223,162 in 2001; $1,218,115 in 2002; $1,272,872 in 2003;
and $6,319,012 thereafter.

     Prentiss Copystar
     -----------------

     On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $1,029,084. The preferential return related to $308,725 of the Partnership's capital contribution is payable currently only to the extent of available cash flow. If $720,359, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. The minimum future rental payments due to the venture under a non-cancelable operating lease are $281,000 in 1999.

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                   December 31,
                                             ------------------------
                                                1998         1997
                                             -----------  -----------
Assets
 Real property, at cost less
  accumulated depreciation
  of $3,043,811 and $8,403,624,
  respectively                               $ 9,213,192  $21,473,990
 Other                                         1,011,628    1,615,524
                                             -----------  -----------
                                              10,224,820   23,089,514

Liabilities                                      142,195      385,634
                                             -----------  -----------

Net assets                                   $10,082,625  $22,703,880
                                             ===========  ===========


                             Results of Operations
                             ---------------------

                                             Year ended December 31,
                                        ----------------------------------
                                           1998        1997        1996
                                        ----------  ----------  ----------
Revenue
 Rental income                          $3,875,878  $4,965,963  $4,747,319
 Other                                       6,399       5,824       7,243
                                        ----------  ----------  ----------
                                         3,882,277   4,971,787   4,754,562
                                        ----------  ----------  ----------

Expenses
 Operating expenses                      1,214,405   1,632,169   1,557,688
 Depreciation and amortization             679,314     974,446   1,083,033
                                        ----------  ----------  ----------
                                         1,893,719   2,606,615   2,640,721
                                        ----------  ----------  ----------

Net income                              $1,988,558  $2,365,172  $2,113,841
                                        ==========  ==========  ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of their various financing arrangements with the joint ventures.

Note 4 - Property
-----------------

     Regency Court Apartments
     ------------------------

     On April 14, 1995, the Partnership acquired, through a limited partnership it controls, a 174-unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for a total price of $9,605,021. The purchase and sale agreement required the seller to supplement the monthly rental income generated from the property to the extent such income was less than $125,000 per month during the one-year period ended April 13, 1996, with such supplement not to exceed $300,000 in total. The supplemental rental was $115,323, which has been applied to reduce the purchase price in 1995 and 1996.

     The buildings and improvements are being depreciated over 30 years using the straight-line method.

     On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated buyer for a gross purchase price of $13,050,000. The Partnership received net proceeds of $12,367,919.

     Drilex
     ------

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

   The following is a summary of the Partnership's property investments:


                                            December 31,
                                     --------------------------
                                         1998          1997
                                     ------------  ------------

   Land                              $   244,346   $ 2,190,969
   Buildings and improvements          1,976,977     9,865,883
   Accumulated depreciation             (415,836)   (1,090,317)
   Other net assets (liabilities)         66,111        (9,388)
   Property held for disposition       8,825,905             -
                                     -----------   -----------
                                     $10,697,503   $10,957,147
                                     ===========   ===========

Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                        Year ended December 31,
                                    1998         1997         1996
                                 -----------  -----------  -----------
Net income per financial
  statements                     $3,960,679   $1,942,196   $1,751,136
  Property operations                46,411      (19,111)     (43,545)
  Joint venture earnings            (69,577)    (158,706)    (103,944)
  Gain on sale                    1,075,138            -            -
  Expenses                            8,753       10,565       11,827
  Depreciation                       22,454        8,941            -
                                 ----------   ----------   ----------

Taxable income                   $5,043,858   $1,783,885   $1,615,474
                                 ==========   ==========   ==========

Note 6 - Partners' Capital
--------------------------

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and refinancing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $996 during 1991, and from $996 to $892 in 1995, as a result of capital returned from sale transactions. The adjusted capital contribution was further reduced to $884 in 1996, as a result of capital returned from a discretionary reduction of cash reserves. In 1998 the adjusted capital contribution was reduced from$884 to $755 as a result of capital returned from the sale of Waterford Apartments and further reduced to $742.12 as a result of capital returned from a discretionary reduction of original working capital. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $555,063 ($13.06 per limited partnership unit). See Note 4 for discussion of investment sale on March 25, 1999.

                        COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                                 SCHEDULE III

                                                                Initial Cost to                            Costs Capitalized
                                                                the Partnership                        Subsequent to Acquisitions
                                                --------------------------------------------------   ------------------------------

                                                                                                                        Change in
                                                             Buildings &          Other Net                               Other
Description                                       Land       Improvements    Assets/(Liabilities)      Improvements      Net Assets
------------------------------------------      --------   ---------------- ----------------------   ---------------  -------------
Houston, TX                                       244,346       1,976,977                 23,788                   0        42,323
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                                1,946,623       7,786,490                      0             119,791        18,089
- Regency Court Apartments (see Note A)


Total wholly-owned property                     2,190,969       9,763,467                 23,788             119,791        60,412
                                                =========      ==========              =========           ==========     ========



16.25% interest in
Waterford Apartments.
Owner of a 314-unit
apartment complex in                                                             See Note B
                                                --------------------------------            --------------------------------------
Frederick, Maryland.


75% interest in Parkmoor
Plaza.  Leasehold interest
in land & fee interest in                                                        See Note B
                                                --------------------------------            --------------------------------------
3 retail buildings
in San Jose, California.


23.25% interest in Prentiss Copystar.
Owner of land and an industrial                                                  See Note B
                                                --------------------------------            --------------------------------------
facility in Itasca, Illinois.


                                                ----------------------------------------------------------------------------------
                Total joint venture investments
                                                ----------------------------------------------------------------------------------

                                                  Gross amount at which
                                                Carried at Close of Period
                                                ---------------------------

                                                          Buildings &        Other                    Accumulated      Status of
Description                                      Land    Improvements      Net Assets      Total      Depreciation    Construction
------------------------------------------      -------  ---------------  ------------  -----------  -------------- --------------
Houston, TX                                       244,346  1,976,977          66,111      2,287,434       (415,836)    Completed
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                                1,946,623  7,906,281          18,089     9,870,993      (1,045,089)    Completed
- Regency Court Apartments (see Note A)


Total wholly-owned property                     2,190,929  9,883,258          84,200    12,158,427      (1,460,925)
                                                =========  =========         =======   ===========     ===========



16.25% interest in
Waterford Apartments.
Owner of a 314-unit
apartment complex in
                                                ------------------------------------   $         0         NA          Completed
Frederick, Maryland.


75% interest in Parkmoor
Plaza.  Leasehold interest
in land & fee interest in
                                                ------------------------------------   $ 8,156,265         NA          Completed
3 retail buildings
in San Jose, California.



23.25% interest in Prentiss Copystar.
Owner of land and an industrial
                                                ------------------------------------   $   846,743         NA          Completed
facility in Itasca, Illinois.




                                                --------------------------------------------------
                Total joint venture investments                                        $ 9,003,008
                                                --------------------------------------------------

                                                      Date        Depreciable
Description                                         Acquired          Life
------------------------------------------        ------------  ---------------
Houston, TX
- Drilex Office/Warehouse (see Note A)              09/30/93        25 Years

Sherman Oaks, CA
- Regency Court Apartments (see Note A)              4/14/95        30 Years


Total wholly-owned property



16.25% interest in
Waterford Apartments.
Owner of a 314-unit
apartment complex in
                                                    03/20/89      27.5 Years
Frederick, Maryland.


75% interest in Parkmoor
Plaza.  Leasehold interest
in land & fee interest in
                                                    09/20/89        40 Years
3 retail buildings
in San Jose, California.



23.25% interest in Prentiss Copystar.
Owner of land and an industrial

facility in Itasca, Illinois.                       05/23/91        35 Years




                Total joint venture investments

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1998

                                   Balance    Conversion to  Additions to                                Change in        Balance
                                    as of     Wholly-Owned      Lease      Additions to  Write Down   Property Working    as of
Description                        1/1/96       Property     Commissions     Property    of Property      Capital        12/31/96
----------------------------------------------------------------------------------------------------------------------------------
Drilex                             2,252,832            0             0             0            0            29,277    2,282,109

Regency Court                      9,629,521            0             0        48,215            0            (7,926)   9,669,810
                                -------------------------------------------------------------------------------------------------
Total Wholly-Owned Property       11,882,353            0             0        48,215            0            21,351   11,951,919
                                ==================================================================================================

                                   Balance    Conversion to  Additions to                                Change in        Balance
                                    as of     Wholly-Owned      Lease      Additions to  Write Down   Property Working     as of
Description                        1/1/97       Property     Commissions     Property    of Property      Capital        12/31/97
----------------------------------------------------------------------------------------------------------------------------------

Drilex                             2,282,109            0             0             0            0           (10,606)   2,271,503

Regency Court                      9,669,810            0             0        54,201            0            51,950    9,775,961
                                -------------------------------------------------------------------------------------------------
Total Wholly-Owned Property       11,951,919            0             0        54,201            0            41,344   12,047,464
                                ==================================================================================================

                                   Balance    Conversion to  Additions to                                Change in        Balance
                                    as of     Wholly-Owned      Lease      Additions to  Write Down   Property Working     as of
Description                        1/1/98       Property     Commissions     Property    of Property      Capital        12/31/98
----------------------------------------------------------------------------------------------------------------------------------

Drilex                             2,271,503            0             0             0            0            15,931    2,287,434

Regency Court                      9,775,961            0             0        17,375            0            77,657    9,870,993
                                -------------------------------------------------------------------------------------------------
Total Wholly-Owned Property       12,047,464            0             0        17,375            0            93,588   12,158,427
                                =================================================================================================

                                    12/31/95        1996         12/31/96     1996
                                  Accumulated   Depreciation    Accumulated   Sales    Balance per
Description                      Depreciation     Expense      Depreciation           G/L @ 12/31/96
-----------------------------------------------------------------------------------------------------
Drilex                               178,596      (79,080)      257,676           0      2,024,433

Regency Court                        192,510     (277,542)      470,052           0      9,199,758

                                ---------------------------------------------------------------------
Total Wholly-Owned Property          371,106     (356,622)      727,728           0     11,224,191
                                =====================================================================

                                   12/31/96        1997          12/31/97     1997
                                 Accumulated    Depreciation   Accumulated    Sales    Balance per
Description                      Depreciation    Expense       Depreciation           G/L @ 12/31/97
-----------------------------------------------------------------------------------------------------

Drilex                               257,676      (79,080)      336,756           0      1,934,747

Regency Court                        470,052     (283,509)      753,561           0      9,022,400
                                ---------------------------------------------------------------------
Total Wholly-Owned Property          727,728     (362,589)    1,090,317                 10,957,147
                                =====================================================================

                                     12/31/97        1998          12/31/98     1998
                                   Accumulated    Depreciation   Accumulated    Sales    Balance per
Description                       Depreciation     Expense       Depreciation          G/L @ 12/31/98
-----------------------------------------------------------------------------------------------------

Drilex                               336,756      (79,080)      415,836           0      1,871,598

Regency Court                        753,560     (291,528)    1,045,088           0      8,825,905
                                ---------------------------------------------------------------------
Total Wholly-Owned Property        1,090,317     (370,608)    1,460,924                 10,697,503
                                =====================================================================

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III  NOTE B
REAL ESTATE AND ACCUMULATED DEPRECIATION-JOINT VENTURES
AT DECEMBER 31, 1998

                                   PERCENT       BALANCE      INVESTMENT    EQUITY IN      1996 AMORTIZATION     DISTRIBUTION
                                     OF           AS OF        IN JOINT      INCOME/          OF DEFERRED            FROM
    DESCRIPTION                   OWNERSHIP      12/31/95      VENTURES       (LOSS)       ACQUISITION FEES      JOINT VENTURE
----------------------            ---------    ------------   ----------   ------------    ------------------   ---------------
Waterford Apartments                16.25%        3,709,838          $0        237,079               (3,624)         (418,108)

Parkmore Plaza                         75%        8,835,601           0        940,867               (4,200)       (1,127,770)

Prentiss Copystar                   23.25%          943,589           0         72,681               (2,741)         (109,886)
                                                -----------   -----------   ----------            ---------      ------------

                                                $13,489,028          $0     $1,250,627             ($10,565)      ($1,655,764)
                                                ===========   ===========   ==========            =========      ============

                                                                                                                     CASH
                                   PERCENT       BALANCE      INVESTMENT    EQUITY IN      1997 AMORTIZATION     DISTRIBUTION
                                     OF           AS OF        IN JOINT      INCOME/          OF DEFERRED            FROM
    DESCRIPTION                   OWNERSHIP      12/31/96      VENTURES       (LOSS)       ACQUISITION FEES      JOINT VENTURE
----------------------            ---------    ------------   ----------   ------------    ------------------   ---------------

Waterford Apartments                16.25%        3,525,185           0        288,129               (3,624)         (420,671)

Parkmore Plaza                         75%        8,644,498           0        945,345               (4,200)       (1,157,770)

Prentiss Copystar                   23.25%          903,643           0         85,903               (2,741)         (109,884)
                                                -----------   -----------   ----------            ---------      ------------

                                                $13,073,326          $0     $1,319,377             ($10,565)      ($1,688,325)
                                                ===========   ===========   ==========            =========      ============

                                                                                                                     CASH
                                   PERCENT       BALANCE      INVESTMENT    EQUITY IN      1998 AMORTIZATION     DISTRIBUTION
                                     OF           AS OF        IN JOINT      INCOME/          OF DEFERRED            FROM
    DESCRIPTION                   OWNERSHIP      12/31/97      VENTURES       (LOSS)       ACQUISITION FEES      JOINT VENTURE
----------------------            ---------    ------------   ----------   ------------    ------------------   ---------------

Waterford Apartments                16.25%        3,389,019           0        172,345               (1,812)         (353,746)

Parkmore Plaza                         75%        8,427,873           0        943,648               (4,200)       (1,211,056)

Prentiss Copystar                   23.25%          876,921           0         82,447               (2,741)         (109,884)
                                                -----------   -----------   ----------            ---------      ------------

                                                $12,693,813          $0     $1,198,440              ($8,753)      ($1,674,686)
                                                ===========   ===========   ==========            =========      ============


                              CONVERSION TO                        BALANCE
                               WHOLLY-OWNED           1996          AS OF
    DESCRIPTION                  PROPERTY          DISPOSALS       12/31/96
-----------------------       ---------------    -------------   ------------

Waterford Apartments            $          0         $       0     $ 3,525,185

Parkmore Plaza                             0                 0       8,644,498

Prentiss Copystar                          0                 0     $   903,643
                                ------------      ------------     -----------
                                $          0      $          0     $13,073,326
                                ============      ============     ===========


                               CONVERSION TO                        BALANCE
                               WHOLLY-OWNED           1997           AS OF
    DESCRIPTION                  PROPERTY          DISPOSALS       12/31/97
-----------------------       ---------------    -------------   ------------

Waterford Apartments                       0                 0       3,389,019

Parkmore Plaza                             0                 0       8,427,873

Prentiss Copystar                          0                 0         876,921
                                ------------      ------------     -----------
                                $          0      $          0     $12,693,813
                                ============      ============     ===========


                               CONVERSION TO                        BALANCE
                               WHOLLY-OWNED           1998           AS OF
    DESCRIPTION                  PROPERTY          DISPOSALS       12/31/98
-----------------------       ---------------    -------------   ------------

Waterford Apartments                       0          -3205806               0

Parkmore Plaza                             0                 0       8,156,265

Prentiss Copystar                          0                 0         846,743
                                  ----------      ------------     -----------
                                  $        0       ($3,205,806)    $ 9,003,008
                                  ==========      ============     ===========

Information from grouping sheets and loan schedules
Tie to Investment in JV on grouping sheet

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                            OF  SOUTHBAY ASSOCIATES



     Report of Independent Auditors from Soren McAdam Bartells

     Balance Sheets - December 31, 1998 and 1997

     Statements of Operations - For the Years ended December 31, 1998, 1997 and 1996

     Statements of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

     Statements of Cash Flows - For the Years ended December31, 1998, 1997 and 1996

     Notes to Finacial Statements

                                        SOUTH BAY/COPLEY VII ASSOCIATES
                                        (A CALIFORNIA GENERAL PARTNERSHIP)


                                              FINANCIAL STATEMENTS

                                                      WITH

                                           INDEPENDENT AUDITORS' REPORT


                                                 FOR THE YEARS ENDED
                                              DECEMBER 31, 1998 AND 1997

                               TABLE OF CONTENTS

                                                                      PAGE
INDEPENDENT AUDITORS' REPORT                                            1

BALANCE SHEETS                                                          2

STATEMENTS OF OPERATIONS                                                3

STATEMENTS OF PARTNERS' EQUITY                                          4

STATEMENTS OF CASH FLOWS                                                5

NOTES TO FINANCIAL STATEMENTS                                           6

                         [LETTERHEAD SMB APPEARS HERE]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
South Bay/Copley VII Associates

We have audited the accompanying balance sheets of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1998, and the results of its operations cash flows for each of the three years in the period ended December 31, 1998, in conformity with in conformity with generally accepted accounting principles.

                                              SOREN . McADAM . BARTELLS
                                              Certified Public Accountants, Inc.



Redlands, California                          /s/ Douglas R. McAdam
January 14, 1999                           By:    Douglas R. McAdam, CPA

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                                BALANCE SHEETS

                                                      DECEMBER 31,      1998       1997
------------------------------------------------------------------------------------------
ASSETS
Income-producing property                                           $6,759,590  $7,024,842
Cash                                                                    12,685         964
Rents receivable, net of allowance for doubtful accounts
 of $1,768 and $1,035                                                  724,300     757,113
Other assets                                                           243,752     260,166
                                                                    ----------  ----------

Total assets                                                        $7,740,327  $8,043,085
                                                                    ==========  ==========

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Accounts payable                                                    $   11,529  $   10,381
Accrued Priority Return                                                 81,553     199,754
Security deposits                                                       34,540      34,540
Unearned revenue                                                        14,607      14,105
                                                                    ----------  ----------

Total liabilities                                                      142,229     258,780

PARTNERS' EQUITY                                                     7,598,098   7,784,305
                                                                    ----------  ----------

Total liabilities and partners' equity                              $7,740,327  $8,043,085
                                                                    ==========  ==========

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,       1998         1997         1996
------------------------------------------------------------------------
REVENUE
Building rentals                    $1,406,426   $1,387,335   $1,370,411
Other rental reimbursements            179,450      203,283      158,819
Interest                                   389           28           90
                                    ----------   ----------   ----------

Total revenue                        1,586,265    1,590,646    1,529,320
                                    ----------   ----------   ----------

EXPENSES
Interest                               981,855    1,001,621    1,012,404
Depreciation                           265,252      265,252      263,085
Land rent                               73,230       73,230       73,230
Property taxes                          88,404       85,856       84,702
Property operations                    196,345      204,712      156,755
General and administrative              19,386       16,251       10,681
                                    ----------   ----------   ----------

Total expenses                       1,624,472    1,646,922    1,600,857
                                    ----------   ----------   ----------

Net loss                            $  (38,207)  $  (56,276)  $  (71,537)
                                    ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                        STATEMENTS OF PARTNERS' EQUITY

                                     COPLEY PENSION     SBC&D
                                     PROPERTIES VII   CO., INC.      TOTAL
                                     --------------------------------------

Balance, December 31, 1995             $7,912,117    $      1   $7,912,118
Net loss                                  (71,537)                 (71,537)
                                       -----------------------------------

Balance, December 31, 1996              7,840,580           1    7,840,581
Net loss                                  (56,276)                 (56,276)
                                       -----------------------------------

Balance, December 31, 1997              7,784,304           1    7,784,305

Distributions                            (111,000)    (37,000)    (148,000)
Net loss                                  (75,206)     36,999      (38,207)
                                       -----------------------------------

Balance, December 31, 1998             $7,598,098    $      -   $7,598,098
                                       ===================================

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31,       1998         1997         1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $  (38,207)  $  (56,276)  $  (71,537)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
  Depreciation and amortization                           290,849      290,479      287,775
  (Increase) decrease in:
   Rents receivable                                        32,813      (94,569)    (105,445)
   Other assets                                            (9,183)      (3,502)      (3,369)
  Increase (decrease) in:
   Accounts payable                                         1,148        2,004        1,915
   Accrued Priority Return                               (118,201)    (156,148)    (100,366)
   Security deposits                                                     2,000          733
   Unearned revenue                                           502       13,064        1,041
                                                       ------------------------------------

Net cash provided by (used in) operating activities       159,721       (2,948)      10,747
                                                       ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties                                                             (13,000)
                                                       ------------------------------------

Net cash used in investing activities                           -            -      (13,000)
                                                       ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                (148,000)
                                                       ------------------------------------
Net cash used in financing activities                    (148,000)           -            -
                                                       ------------------------------------

Net increase (decrease) in cash                            11,721       (2,948)      (2,253)

CASH
Balance, beginning of year                                    964        3,912        6,165
                                                       ------------------------------------
Balance, end of year                                   $   12,685   $      964   $    3,912
                                                       ====================================

CASH PAID FOR INTEREST                                 $1,100,056   $1,157,770   $1,112,770
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

The preparation of these financial statements requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management also determines the accounting principles to be used in the preparation of financial statements. A description of the significant accounting policies employed in the preparation of these financial statements follows:

RENTAL REVENUE

Revenue from leases is recognized on a straight-line basis over the lease term, irrespective of when payments are due under the terms of the leases.

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

2.   INCOME-PRODUCING PROPERTIES

Income-producing properties consisted of the following:

                                        December 31,
                                     1998          1997
                                 --------------------------
Buildings                        $ 7,281,939   $ 7,281,939
Building improvements                899,407       899,407
Site improvements                    781,437       781,437
                                 -----------   -----------
                                   8,962,783     8,962,783
Less accumulated depreciation     (2,203,193)   (1,937,941)
                                 -------------------------

                                 $ 6,759,590   $ 7,024,842
                                 =========================

Depreciation charged to operations during the years ended December 31, 1998, 1997,and 1996 was $265,252, $265,252, and $263,085, respectively.

The Partnership evaluates its properties for impairment of value under standards established under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under these standards, an impairment occurs if the estimated undiscounted cash flows from the properties were less than the carrying amount of the asset. At December 31, 1998, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


3.   RENTS RECEIVABLE

Rents receivable include building rental revenue recognized in excess of amounts due under the terms of the leases in addition to amounts due for reimbursable charges. Included in rents receivable at December 31, 1998 and 1997 is $723,947 and $735,793, respectively, of rents in excess of amounts due currently under the leases. During the year ended December 31, 1998, building rental revenue recognized is $11,845 less than the amounts due under the terms of the leases. For the years ended December 31, 1997 and 1996, building rental revenue recognized exceeds the amounts due under the terms of the leases in the amounts of $73,742 and $104,952, respectively.

4.   OTHER ASSETS

Other assets consisted of the following:

                                                      December 31,
                                                    1998        1997
                                               ------------------------
Capitalized leasing costs                      $ 359,857     $ 361,827
Less accumulated amortization                   (127,995)     (104,367)
                                               -----------------------
                                                 231,862       257,460
Prepaid insurance                                 11,890         2,706
                                               -----------------------

                                               $ 243,752     $ 260,166
                                               =======================

Capitalized leasing costs represent initial direct costs incurred to acquire leases and are amortized over the life of the related lease. Amortization of capitalized leasing costs charged to property operations for the years ended December 31, 1998, 1997 and 1996 was $25,597, $25,227, $24,690, respectively.

5.   RELATED PARTY TRANSACTIONS

Copley Pension Properties VII

Copley Pension Properties VII is entitled to receive a monthly Priority Return at the rate of ten percent per annum on the balance of its Invested Capital. The Partnership is permitted to defer payment of the Priority Return equal to one percent per annum for the first 120 months from the date of the Partnership Agreement. Any amounts deferred also bear interest at ten percent. Copley Pension Properties VII has committed to a maximum Invested Capital of $10,000,000 which, at December 31, 1998, was $9,786,330. All unpaid Invested Capital and accrued Priority Return are required to be paid in full no later than September 30, 1999. The following is a summary of information relative to the Priority Return:

                                 For the Years Ended December 31,
                                   1998        1997        1996
                                ----------------------------------
Amount charged to operations    $  981,855  $1,001,621  $1,012,404
                                ==================================
Cash payments                   $1,100,056  $1,157,770  $1,112,770
                                ==================================

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


5. RELATED PARTY TRANSACTIONS (Continued)

                                      December 31,
                                     1998      1997
                                   ------------------

Accrued amount currently payable    $81,553  $ 73,397
Cumulative deferred payments            --    126,357
                                    -----------------

Total                               $81,553  $199,754
                                    =================

SBC&D Co., Inc. and SBCC Co., Inc.

The Partnership has entered into a Property Management Agreement with SBC&D Co., Inc. for management of the property, in which SBC&D Co., Inc. is to receive three percent of gross rents plus lease commissions equal to one-third of the then prevailing market rate for each new lease, lease renewal, or lease extension. SBCC Co., Inc. is the general contractor for improvements and repairs to the Partnership properties. SBC&D Co., Inc. and SBCC Co., Inc. have common shareholders, although only SBC&D Co., Inc. is a partner in the Partnership.

Charges related to these transactions were as follows:

                           For the Years Ended December 31,
                              1998       1997       1996
                           --------------------------------
Repairs and maintenance       $ 6,354    $11,755    $14,407
Management fees                42,564     39,779     37,945
Lease commissions                          1,885      3,353
                              -----------------------------

                              $48,918    $53,419    $55,705
                              =============================

At December 31, 1998 and 1997, the Partnership had accounts payable to SBC&D Co., Inc. of $3,591 and $3,408, respectively. There were no outstanding balances due to SBCC Co., Inc.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


6. RENTAL REVENUE

Portions of the project's buildings are rented under noncancellable leases with initial lease terms of up to twenty years. The following is a schedule by years of minimum future rentals on these leases as of December 31, 1998:


     Year ending December 31,
             1999                            $ 1,362,780
             2000                              1,295,373
             2001                              1,223,162
             2002                              1,218,115
             2003                              1,272,872
          Thereafter                           6,319,012
                                             -----------

            Total                            $12,691,314
                                             ===========

The above schedule includes minimum future rentals of three significant tenants that represent greater than 90 percent of the minimum future rentals.

Certain lease agreements provide that rental amounts can be increased in accordance with the Consumer Price Index for all wage earners and clerical workers, San Francisco/Oakland metropolitan area, published by the United States Department of Labor, Bureau of Labor Statistics. In addition, one lease agreement is subject to a yearly fixed rate increase over its term. Under certain of the lease agreements, the lessees are required to pay their proportionate shares of property taxes, insurance, and common area maintenance charges.

7.   LAND LEASE

The Partnership leases the land used in its operations under a noncancellable operating lease which has an initial expiration date of November 12, 2014 and an option to extend the lease for an additional 25 years.

The following is a schedule by years of minimum future rentals as of December 31, 1998:


     Year ending December 31,
             1999                             $   73,230
             2000                                 73,230
             2001                                 73,230
             2002                                 73,230
             2003                                 73,230
          Thereafter                             799,672
                                              ----------

            Total                             $1,165,822
                                              ==========

The total rental expense under this operating lease was $73,230 for each of the years ended December 31, 1998, 1997 and 1996.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                          PAGE
NUMBER                                                           NUMBER
------                                                           ------

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

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                              PAGE
NUMBER                                                               NUMBER
------                                                               ------
10J.           General Partnership Agreement of Kachina Associates,    *
               an Arizona general partnership dated as of May 25, 1990 between EW Kachina Limited
               Partnership, an Arizona Limited Partnership and the Registrant.

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

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                              PAGE
NUMBER                                                               NUMBER
------                                                               ------
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

27.            Financial Data Schedule


_______________________________________________

*    Previously filed and incorporated herein by reference.