Form 10-Q
period 1999-03-31
COPLEY PENSION PROPERTIES VII
filed 1999-05-13
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999             Commission File Number 0-20126


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

                                   Yes  X    No

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1999


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS

                                        March 31, 1999   December 31, 1998
                                          (Unaudited)       (Audited)
                                        --------------   -----------------
Assets

Real estate investments:
  Joint ventures                          $  8,940,409        $  9,003,008
  Property, net                              1,990,124           1,871,598
  Property held for disposition, net                 -           8,825,905
                                           -----------         -----------
                                            10,930,533          19,700,511

Cash and cash equivalents                   16,409,420           3,985,403
                                           -----------         -----------
                                          $ 27,339,953        $ 23,685,914
                                           ===========         ===========
Liabilities and Partners' Capital

Accounts payable                          $    108,761        $     91,233
Accrued management fee                          46,784              54,897
Deferred disposition fees                    1,033,108             641,608
                                           -----------         -----------
Total liabilities                            1,188,653             787,738
                                           -----------         -----------


Partners' capital (deficit):
  Limited partners ($742.12 per unit;
    160,000 units authorized,
    42,076 units issued
    and outstanding)                        26,144,438          22,923,845
  General partners                               6,862             (25,669)
                                           -----------         -----------
Total partners' capital (deficit)           26,151,300          22,898,176
                                           -----------         -----------
                                          $ 27,339,953        $ 23,685,914
                                           ===========         ===========


               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                       Quarter Ended March 31,
                                       -----------------------
                                        1999            1998
                                       ------          -------
INVESTMENT ACTIVITY

Property rentals                       $   488,236     $  483,185
Property operating expenses               (189,826)      (167,730)
Depreciation and amortization              (21,505)       (88,152)
                                       -----------     ----------
                                           276,905        227,303

Joint venture earnings                     275,015        356,803
                                       -----------     ----------

 Total real estate operations              551,920        584,106

Gain on sale of property                 3,302,085              -
                                       -----------     ----------

 Total real estate activity              3,854,005        584,106

Interest on cash equivalents
 and short-term investments                 55,494         57,478
                                       -----------     ----------

 Total investment activity               3,909,499        641,584
                                       -----------     ----------

PORTFOLIO EXPENSES

Management fees                             46,784         65,027
General and administrative                  54,527         51,725
                                       -----------     ----------
                                           101,311        116,752
                                       -----------     ----------

Net Income                             $ 3,808,188     $  524,832
                                       ===========     ==========

Net income per limited partnership
 unit                                  $     89.60     $    12.35
                                       ===========     ==========

Cash distributions per limited
 partnership unit                      $     13.06     $    15.47
                                       ===========     ==========

Number of limited partnership units
 outstanding during the period              42,076         42,076
                                       ===========     ==========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)

                                 Quarter ended March 31,
                        ----------------------------------------------
                                1999                    1998
                        ----------------------   ---------------------

                        General      Limited     General    Limited
                        Partners    Partners     Partners   Partners
                        --------    --------     ---------  --------
Balance at beginning    $(25,669)  $22,923,845   $(39,350)  $27,539,153
  of period

Cash distributions        (5,551)     (549,513)    (6,575)     (650,916)

Net income                38,082     3,770,106      5,248       519,584
                        --------   -----------   --------   -----------

Balance at end
  of period             $  6,862   $26,144,438   $(40,677)  $27,407,821
                        ========   ===========   ========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Quarter ended March 31,
                                             -------------------------
                                                 1999         1998
                                             ------------  -----------

Net cash provided by operating activities    $   477,681   $  765,907
                                             -----------   ----------

Cash flows from investing activities:
   Net proceeds from sale of investment       12,109,900           --
   Deferred disposition fees                     391,500           --
   Decrease in short-term
   investments, net                                   --    1,302,726
                                             -----------   ----------
     Net cash provided by
      investing activities                    12,501,400    1,302,726
                                             -----------   ----------

Cash flows from financing activity:
  Distributions to partners                     (555,064)    (657,491)
                                             -----------   ----------

Net increase in cash
  and cash equivalents                        12,424,017    1,411,142

Cash and cash equivalents:
  Beginning of period                          3,985,403    3,154,152
                                             -----------   ----------

  End of period                              $16,409,420   $4,565,294
                                             ===========   ==========

               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired the three real estate investments it currently owns prior to 1991. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

Note 2 - Real Estate Joint Ventures

     On August 7, 1998, a joint venture, in which the Partnership held 25% interest, sold the Waterford Apartments to an institutional buyer which was unaffiliated with the Partnership. The gross sale price was $21,800,000. The Partnership received its share of net proceeds after closing costs totaling $5,446,250, and recognized a gain of $2,076,945 ($48.87 per limited partnership unit). A disposition fee of $163,500 was accrued but not paid to the Advisor. On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129 per limited partnership unit) from the proceeds of the sale.

The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                             March 31, 1999  December 31, 1998
                                             --------------  -----------------
Assets
 Real property, at cost less
   accumulated depreciation of
   $3,127,774 and $3,043,811,respectively       $ 9,129,229        $ 9,213,192
 Other                                            1,061,171          1,011,628
                                                -----------        -----------
                                                 10,190,400         10,224,820
Liabilities                                         178,811            142,195
                                                -----------        -----------


Net assets                                      $10,011,589        $10,082,625
                                                ===========        ===========


                             Results of Operations

                                                      Quarter ended March 31,
                                                         1999        1998
                                                      ----------  -----------
Revenue

  Rental income                                        $531,759   $1,260,937
  Other                                                       -        1,685
                                                       --------   ----------
                                                        531,759    1,262,622
                                                       --------   ----------

Expenses

  Operating expenses                                    112,506      354,693
  Depreciation and amortization                          90,183      225,714
                                                       --------   ----------
                                                        202,689      580,407
                                                       --------   ----------

Net income                                             $329,070   $  682,215
                                                       ========   ==========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

     Due to the sale noted above, the results of operations for the quarter ended March 31, 1998 include the Partnership's investment in three joint ventures while the results of operations for the quarter ended March 31, 1999 include two investments in joint ventures.

Note 3 - Property

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

     The buildings and improvements were being depreciated over 30 years using the straight-line method.

     On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party (the "Buyer") for sale price of $13,050,000. The terms of the sale were determined by arm's length negotiation between the Buyer and the Partnership. The Partnership received net proceeds of approximately $12,501,000 and recognized a gain of approximately $3,302,000 ($77.69 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286 per limited partnership unit) from the proceeds of the sale.

The following is a summary of the Partnership's investments in property (one at March 31, 1999, and two at December 31, 1998):

                                 March 31, 1999   December 31, 1998
                                 ---------------  ------------------
Land                                 $  244,346         $   244,346
Buildings and improvements            1,976,977           1,976,977
Accumulated depreciation               (435,606)           (415,836)
Other net liabilities                   204,407              66,111
Property held for disposition                 -           8,825,905
                                     ----------         -----------
                                     $1,990,124         $10,697,503
                                     ==========         ===========


Note 4 - Subsequent Event

Distributions of cash from operations relating to the quarter ended March 31, 1999 were made on April 29, 1999 in the aggregate amount of $473,036.24 ($11.13 per limited partnership unit). As discussed above, the Partnership made a capital distribution of $12,033,736 ($286 per limited partnership unit) from the proceeds of the Regency Court Apartments sale.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998 and 1999. Through March 31, 1999, capital of $10,850,559 ($257.88 per limited partnership unit) has been returned to the limited partners; $9,972,012 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $541,939 in 1998 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $742.12.

     At March 31, 1999, the Partnership had $16,409,420 in cash and cash equivalents, of which $473,036 was used for operating cash distributions to partners on April 29, 1999. In addition $12,033,736 was used for a capital distribution to limited partners from the proceeds of the sale of Regency Court Apartments. The remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations for the first quarter of 1999 were made at the annualized rate of 6.0% on the adjusted capital contribution of $742.12 per limited partnership unit. Distributions of cash from operations for the first quarter of 1998 were made at the annualized rate of 7.0% on the adjusted capital contribution of $884.00 per limited partnership unit. The distribution rate was lower in 1999 primarily due to the sale of investments in 1998 and 1999 and the consequent reduction in cash flow.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1999, the appraised value of each real estate investment exceeded its carrying value; the aggregate of such excess was approximately $4,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are born by AEW Capital Management and the property managers.

Results of Operations
---------------------

     Form of Real Estate Investment

     The Drilex investment is a wholly-owned property. The remaining real estate investments in the portfolio are structured as joint ventures.

     The Regency Court Apartments and Waterford Apartments were structured as a wholly-owned property and joint venture, respectively.

     Operating Factors

     The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased at March 31, 1999 and March 31, 1998.

     Occupancy at Parkmoor Plaza was 100% at March 31, 1999 where it has remained since the second quarter of 1995.

     As previously discussed, the Waterford Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $2,076,945. At the time of the sale, the Waterford Apartments were 96% leased. At December 31, 1997 it was 93% leased.

     In addition, the Regency Court Apartments investment was sold on March 25, 1999. The Partnership recognized a gain of approximately $3,302,000. Regency Court was 97% leased at the time of sale. At December 31, 1998 it was 96% leased.

     Investment Results

     Interest on short-term investments and cash equivalents was relatively unchanged between the first quarter of 1998 and 1999.

     Real estate operating results for the first quarter of 1999 and 1998 were $551,920 and $584,106, respectively. The decrease of $32,186 is primarily due to the sale of Waterford Apartments on August 7, 1998. Partially offsetting this is an increase in operating results at Parkmoor Plaza of approximately $16,000 due to higher rental rates and lower repairs and maintenance expenses. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective periods.

     Cash flow from operations decreased by approximately $288,000 between the respective three month periods. The decrease is primarily due to the decrease in distributions from joint ventures as a result of the sale of Waterford Apartments and a decrease in property working capital.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased approximately $18,000 between the first quarter of 1998 and 1999 due to a decrease in distributions as a result of the sale of Waterford Apartments in 1998. General and administrative expenses remained relatively unchanged between the first quarter of 1998 and 1999.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART II

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: During the quarter ended March 31, 1999, a Current Report on Form 8-K was filed on April 8, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the March 25, 1999 sale of Regency Court Apartments.

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


                                COPLEY PENSION PROPERTIES VII;
                                A REAL ESTATE LIMITED PARTNERSHIP
                                (Registrant)


May 13, 1999
                                /s/ J. Christopher Meyer III
                                --------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



May 13, 1998
                                /s/ Karin J. Lagerlund
                                --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Seventh Copley Corp.