Form 10-Q
period 1999-06-30
COPLEY PENSION PROPERTIES VII
filed 1999-08-13
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

For Quarter Ended June 30, 1999                   Commission File Number 0-20126



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

                               Yes  [X]    No [ ]

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1999


                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS

                                              June 30, 1999      December 31, 1998
                                               (Unaudited)           (Audited)
                                               ------------         ------------

Assets

Real estate investments:
    Joint ventures                             $  8,938,535         $  9,003,008
    Property, net                                 1,876,313            1,871,598
    Property held for disposition, net                 --              8,825,905
                                               ------------         ------------
                                                 10,814,848           19,700,511


Cash and cash equivalents                         4,270,452            3,985,403
                                               ------------         ------------
                                               $ 15,085,300         $ 23,685,914
                                               ============         ============


Liabilities and Partners' Capital

Accounts payable                               $     71,560         $     91,233
Accrued management fee                               30,055               54,897
Deferred disposition fees                         1,033,108              641,608
                                               ------------         ------------
Total liabilities                                 1,134,723              787,738
                                               ------------         ------------


Partners' capital(deficit):
    Limited partners ($456.12 and
    $742.12 per unit, respectively;
    160,000 units authorized, 42,076
    units issued and outstanding)                13,945,385           22,923,845
    General partners                                  5,192              (25,669)
                                               ------------         ------------
Total partners' capital                          13,950,577           22,898,176
                                               ------------         ------------
                                               $ 15,085,300         $ 23,685,914
                                               ============         ============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(Unaudited)

                                    Three Months Ended     Six Months Ended   Three Months Ended   Six Months Ended
                                       June 30, 1999         June 30, 1999       June 30, 1998       June 30, 1998
                                       -------------         -------------       -------------       -------------
Investment Activity

Property rentals                        $    72,555          $   560,791          $   487,966          $   971,151
Property operating expenses                 (51,844)            (241,670)            (204,285)            (372,015)
Depreciation and amortization               (21,505)             (43,010)             (88,152)            (176,304)
                                        -----------          -----------          -----------          -----------
                                               (794)             276,111              195,529              422,832

Joint venture earnings                      276,491              551,506              358,842              715,645
                                        -----------          -----------          -----------          -----------

   Total real estate operations             275,697              827,617              554,371            1,138,477

   Gain on sale of property                    --              3,302,085                 --                   --
                                        -----------          -----------          -----------          -----------
  Total real estate activity                275,697            4,129,702              554,371            1,138,477


Interest on cash equivalents
   and short-term investments                95,009              150,503               58,227              115,705
                                        -----------          -----------          -----------          -----------

   Total investment activity                370,706            4,280,205              612,598            1,254,182
                                        -----------          -----------          -----------          -----------

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

                                        Three Months Ended  Six Months Ended   Three Months Ended  Six Months Ended
                                          June 30, 1999       June 30, 1999       June 30, 1998      June 30, 1998
                                           -------------     -------------       -------------      -------------
Portfolio Expenses

Management fees                                 30,055             76,838             65,026            130,053
General and administrative                      34,602             89,130             37,540             89,265
                                            ----------         ----------         ----------         ----------
                                                64,657            165,968            102,566            219,318
                                            ----------         ----------         ----------         ----------


Net Income                                  $  306,049         $4,114,237         $  510,032         $1,034,864
                                            ==========         ==========         ==========         ==========

Net income per limited partnership
   unit                                     $     7.20         $    96.80         $    12.00         $    24.35
                                            ==========         ==========         ==========         ==========

Cash distributions per limited
   partnership unit                         $   297.13         $   310.19         $    15.47         $    30.94
                                            ==========         ==========         ==========         ==========

Number of limited partnership units
   outstanding during the period                42,076             42,076             42,076             42,076
                                            ==========         ==========         ==========         ==========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                          Three Months Ended                                Six Months Ended
                                             June 30, 1999                                    June 30, 1999
                                -------------------------------------             -------------------------------------
                                   General                 Limited                  General                   Limited
                                  Partners                 Partners                 Partners                 Partners
                                ------------             ------------             ------------             ------------
Balance at beginning            $      6,862             $ 26,144,438             $    (25,669)            $ 22,923,845
     of period

Cash distributions                    (4,730)             (12,502,042)                 (10,281)             (13,051,555)

Net income                             3,060                  302,989                   41,142                4,073,095
                                ------------             ------------             ------------             ------------

Balance at end
     of period                  $      5,192             $ 13,945,385             $      5,192             $ 13,945,385
                                ============             ============             ============             ============

                                           Three Months Ended                              Six Months Ended
                                             June 30, 1998                                   June 30, 1998
                                -------------------------------------             -------------------------------------
                                  General                   Limited                  General                  Limited
                                  Partners                 Partners                 Partners                 Partners
                                ------------             ------------             ------------             ------------
Balance at beginning            $    (40,677)            $ 27,407,821             $    (39,350)            $ 27,539,153
     of period

Cash distributions                    (6,575)                (650,916)                 (13,150)              (1,301,832)

Net income                             5,101                  504,931                   10,349                1,024,515
                                ------------             ------------             ------------             ------------

Balance at end
     of period                  $    (42,151)            $ 27,261,836             $    (42,151)            $ 27,261,836
                                ============             ============             ============             ============



           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Six Months Ended June 30,
                                                  ----------------------------------
                                                      1999                  1998
                                                  ------------          ------------
Net cash provided by operating activities         $    845,485          $  1,429,965
                                                  ------------          ------------
Cash flows from investing activities:
    Net proceeds from sale of investment            12,109,900                  --
    Deferred disposition fees                          391,500                  --
    Increase in short-term
       investments, net                                   --               1,302,726
                                                  ------------          ------------
          Net cash provided by
          investing activities                      12,501,400             1,302,726
                                                  ------------          ------------

Cash flows from financing activity:
    Distributions to partners                      (13,061,836)           (1,314,982)
                                                  ------------          ------------

Net increase in cash
    and cash equivalents                               285,049             1,417,709

Cash and cash equivalents:
    Beginning of period                              3,985,403             3,154,152
                                                  ------------          ------------

    End of period                                 $  4,270,452          $  4,571,861
                                                  ============          ============




           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

Note 2 - Real Estate Joint Ventures
-----------------------------------

         The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                                                 Assets and Liabilities
                                            ----------------------------------
                                            June 30, 1999    December 31, 1998
                                            -------------    -----------------
Assets
     Real property, at cost less
         accumulated depreciation of
         $3,211,737 and $3,043,811
         respectively                        $ 9,045,266         $ 9,213,192
     Other                                     1,072,808           1,011,628
                                             -----------         -----------
                                              10,118,074          10,224,820

Liabilities                                      179,460             142,195
                                             -----------         -----------

Net assets                                   $ 9,938,614         $10,082,625
                                             ===========         ===========

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

                              Results of Operations
                              ---------------------

                                             Six Months Ended June 30,
                                              1999               1998
                                           ----------         ----------
Revenue

     Rental income                         $1,061,482         $2,545,519
     Other                                       --                4,873
                                           ----------         ----------
                                            1,061,482          2,550,392
                                           ----------         ----------

Expenses

     Operating expenses                       230,339            749,188
     Depreciation and amortization            180,365            451,428
                                           ----------         ----------
                                              410,704          1,200,616
                                           ----------         ----------

Net income                                 $  650,778         $1,349,776
                                           ==========         ==========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures.

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

        On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party (the "Buyer") for sale price of $13,050,000. The terms of the sale were determined by arm's length negotiation between the Buyer and the Partnership. The Partnership received net proceeds of $12,501,400 and recognized a gain of $3,302,085 ($77.69 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

   The following is a summary of the Partnership's investment in property (one at June 30, 1999 and two at December 31, 1998):

                                     June 30, 1999        December 31, 1998
                                     -------------        -----------------

Land                                  $    244,346          $    244,346
Buildings and improvements               1,976,977             1,976,977
Accumulated depreciation                  (455,376)             (415,836)
Other net liabilities                      110,366                66,111
Property held for disposition                 --               8,825,905
                                      ------------          ------------
                                      $  1,876,313          $ 10,697,503
                                      ============          ============


Note 4 - Subsequent Events
-------------------------

Distributions of cash from operations relating to the quarter ended June 30, 1999 were made on July 29, 1999 in the aggregate amount of $303,882 ($7.15 per limited partnership unit).

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

         The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each 1991, 1994, 1998 and 1999. Through June 30, 1999, capital of $22,884,295
($543.88 per limited partnership unit) has been returned to the limited partners as a result of sales and the reduction of cash reserves.

         At June 30, 1999, the Partnership had $4,270,452 in cash and cash equivalents, of which $303,882 was used for operating cash distributions to partners on July 29, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 1999 were made at an annualized rate of 6% on the adjusted capital contribution of $742.12. Cash distributions relating to the second quarter of 1999 were made at an annualized rate of 5.25% on the weighted average adjusted capital contribution of $545.10. Distributions of cash from operations relating to the first two quarters of 1998 were made at an annualized rate of 7% on the adjusted capital contribution of $884. The distribution rate was lower in 1999 due to sales in 1998 and 1999.

         The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1999, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $4,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

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

         The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services, which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

     . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

     . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

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

         The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations

         Form of Real Estate Investment

         The Drilex is a wholly-owned property. The remaining real estate investments, Parkmoor Plaza and Prentiss Copystar are structured as joint ventures.

         Operating Factors

         The Partnership's two industrial properties, Drilex and Prentiss Copystar, were 100% leased, each by a single tenant, at June 30, 1999, as they were at June 30, 1998.

         Occupancy at Parkmoor Plaza was 100% at June 30, 1999, where it has remained since the second quarter of 1995.

         In addition, the Regency Court Apartments investment was sold on March 25, 1999. The Partnership recognized a gain of approximately $3,302,000. Regency Court was 97% leased at the time of sale. At December 31, 1998 it was 96% leased.

         Investment Results

         For the three and six months ended June 30, 1999, operating results from real estate operations were $275,697 and $827,617, respectively, compared to $554,371 and $1,138,477 for the comparable periods in 1998. The decreases of $278,674 and $310,860 for the comparative three and six month periods are primarily due to a decrease in joint venture earnings and property operations as a result of the sales of Waterford Apartments on August 7, 1998 and Regency Court Apartments on March 25, 1999.

         Interest on cash equivalents and short-term investments for the three and six months ended June 30, 1999, was $95,009 and $150,503, respectively, compared to $58,227 and $115,705 for the same periods in 1998. The increases of approximately $36,800 and $35,000 for the comparative three and six month periods are primarily due to higher average investment balances in 1999, as a result of the receipt of sale proceeds from Regency Court Apartments.

         Operating cash flow decreased $584,480 between the six months ended June 30, 1998 and June 30, 1999. The decrease is primarily due to the decrease in distributions from joint ventures and a decrease in property working capital.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

        For the three and six months ended June 30, 1999, management fees were $30,055 and $76,838, respectively, compared to $65,026 and $130,053 for the comparable periods in 1998. The decreases in management fees for the respective three and six month periods are due to lower operational distributions as a result of the sales of Waterford Apartments in 1998 and Regency Court Apartments in 1999.

         General and administrative expenses for the three and six months ended June 30, 1999 were $34,602 and $89,130, respectively, compared to $37,540 and $89,265 for the same periods in 1998. General and administrative expenses remained relatively unchanged between the respective periods.

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1999


                                     PART II


                                OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits:   None.

         b. Reports on Form 8-K: During the quarter ended June 30, 1999, one Current Report on Form 8-K was filed on April 8, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the March 25, 1999 sale of Regency Court Apartments.

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



                                    COPLEY PENSION PROPERTIES VII;
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (Registrant)



August 13, 1999
                                     /s/ Alison Husid Cutler
                                     -------------------------------
                                        Alison Husid Cutler
                                        President, Chief Executive Officer
                                        And Director of Managing General
                                        Partner, Seventh Copley Corp.



August 13, 1999
                                    /s/ Karin J. Lagerlund
                                    --------------------------------
                                       Karin J. Lagerlund
                                       Principal Financial and Accounting
                                       Officer of Managing General Partner,
                                       Seventh Copley Corp.