Form 10-Q
period 1999-09-30
COPLEY PENSION PROPERTIES VII
filed 1999-11-12
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999              Commission File Number 0-20126



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


                      FOR QUARTER ENDED SEPTEMBER 30, 1999


                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS


                                                   September 30, 1999  December 31, 1998
                                                      (Unaudited)        (Audited)
                                                   ------------------  -----------------

ASSETS

Real estate investments:
 Joint ventures                                       $ 8,847,120        $ 9,003,008
 Property, net                                          1,852,899          1,871,598
 Property held for disposition,
  net                                                           -          8,825,905
                                                      -----------        -----------
                                                       10,700,019         19,700,511

Cash and cash equivalents                               4,326,268          3,985,403
                                                      -----------        -----------
                                                      $15,026,287        $23,685,914
                                                      ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      $   107,036        $    91,233
Accrued management fee                                     33,543             54,897
Deferred disposition fees                               1,033,108            641,608
                                                      -----------        -----------
TOTAL LIABILITIES                                       1,173,687            787,738
                                                      -----------        -----------


Partners' capital (deficit):
    Limited partners ($456.12 and $742.12 per
        unit, respectively; 160,000 units
        authorized, 42,076 units issued
        and outstanding)                               13,848,388         22,923,845
    General partners                                        4,212            (25,669)
                                                      -----------        -----------
Total partners' capital                                13,852,600         22,898,176
                                                      -----------        -----------
                                                      $15,026,287        $23,685,914
                                                      ===========        ===========




           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                     Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                     September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                     ------------------   ------------------   ------------------   ------------------

Investment Activity

Property rentals                           $ 75,371           $  636,162           $  520,972           $1,492,123
Property operating expenses                  (3,425)            (245,095)            (197,941)            (569,956)
Depreciation and amortization               (21,506)             (64,516)             (87,249)            (263,553)
                                           --------           ----------           ----------           ----------
                                             50,440              326,551              235,782              658,614

Joint venture earnings                      182,449              733,955              257,074              972,719
                                           --------           ----------           ----------           ----------

 Total real estate operations               232,889            1,060,506              492,856            1,631,333


Gain on sale of property                          -            3,302,085                    -                    -
Gain on sale of joint venture                     -                    -            2,076,945            2,076,945
                                           --------           ----------           ----------           ----------
 Total real estate activity                 232,889            4,362,591            2,569,801            3,708,278

Interest on cash equivalents
 and short-term investments                  54,018              204,521               73,779              189,484
                                           --------           ----------           ----------           ----------

 Total investment activity                  286,907            4,567,112            2,643,580            3,897,762
                                           --------           ----------           ----------           ----------

Portfolio Expenses


Management fees                              33,543              110,381               61,328              191,381
General and administrative                   47,459              136,589               47,476              136,741
                                           --------           ----------           ----------           ----------
                                             81,002              246,970              108,804              328,122
                                           --------           ----------           ----------           ----------

Net Income                                 $205,905           $4,320,142           $2,534,776           $3,569,640
                                           ========           ==========           ==========           ==========

Net income per limited partnership
 unit                                      $   4.85           $   101.65           $    59.64           $    83.99
                                           ========           ==========           ==========           ==========

Cash distributions per limited
 partnership unit                          $   7.15           $   317.34           $   144.47           $   175.41
                                           ========           ==========           ==========           ==========

Number of limited partnership units
 outstanding during the period               42,076               42,076               42,076               42,076
                                           ========           ==========           ==========           ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)



                       Three Months Ended         Nine Months Ended        Three Months Ended        Nine Months Ended
                       September 30, 1999         September 30, 1999       September 30, 1998       September 30, 1998
                      --------------------     -----------------------   ----------------------   ----------------------
                      General      Limited     General      Limited      General      Limited     General      Limited
                      Partners    Partners     Partners     Partners     Partners    Partners     Partners    Partners
                      --------   ---------     --------   ------------   --------   -----------   --------   -----------


Balance at
  beginning
  of period            $ 5,192   $13,945,385   $(25,669)  $ 22,923,845   $(42,151)  $27,261,836   $(39,350)  $27,539,153

Cash distributions      (3,039)     (300,843)   (13,320)   (13,352,398)    (6,575)   (6,078,720)   (19,725)   (7,380,552)

Net income               2,059       203,846     43,201      4,276,941     25,347     2,509,429     35,696     3,533,944
                      --------   -----------   --------   ------------   --------   -----------   --------   -----------

Balance at end
  of period            $ 4,212   $13,848,388   $  4,212   $ 13,848,388   $(23,379)  $23,692,545   $(23,379)  $23,692,545
                      ========   ===========   ========   ============   ========   ===========   ========   ===========




          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            1999           1998
                                                       --------------  ---------------

Net cash provided by operating activities               $  1,205,183      $ 2,003,737
                                                        ------------      -----------

Cash flows from investing activities:
  Net proceeds from sale of joint venture                 12,109,900        5,282,750
  Deferred disposition fee                                   391,500          163,500
  Decrease in short-term
   investments, net                                                -        1,302,726
                                                        ------------      -----------
     Net cash provided by
      investing activities                                12,501,400        6,748,976
                                                        ------------      -----------

Cash flows from financing activity:
  Distributions to partners                              (13,365,718)      (7,400,277)
                                                        ------------      -----------

Net increase in cash
  and cash equivalents                                       340,865        1,352,436

Cash and cash equivalents:
  Beginning of period                                      3,985,403        3,154,152
                                                        ------------      -----------

  End of period                                         $  4,326,268      $ 4,506,588
                                                        ============      ===========





           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

Note 2 - Real Estate Joint Ventures
-----------------------------------

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                            Assets and Liabilities
                            ----------------------

                                    September 30, 1999  December 31, 1998
                                    ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $3,296,308 and $3,043,811,
     respectively                          $ 9,060,422        $ 9,213,192
     Other                                   1,133,312          1,011,628
                                           -----------        -----------
                                            10,193,734         10,224,820
Liabilities                                    279,803            142,195
                                           -----------        -----------


Net assets                                 $ 9,913,931        $10,082,625
                                           ===========        ===========

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP



                             Results of Operations


                                Nine Months Ended September 30,
                                      1999        1998
                                   ----------  ----------

Revenue

  Rental income                    $1,586,773  $3,346,874
  Other                                     -       5,714
                                   ----------  ----------
                                    1,586,773   3,352,588
                                   ----------  ----------
Expenses

  Operating expenses                  355,986   1,039,807
  Depreciation and amortization       271,156     586,907
                                   ----------  ----------
                                      627,142   1,626,714
                                   ----------  ----------

Net income                         $  959,631  $1,725,874
                                   ==========  ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures.

     The Waterford Apartments joint venture sold its real property in August 1998. The 1998 amounts above include results of operations through that date.

Note 3  Property
----------------

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP



Note 3  Property  (continued)
------------------------------


  On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party (the "Buyer") for a gross sale price of $13,050,000. The Partnership received net proceeds of $12,501,400 and recognized a gain of $3,302,085 ($77.69 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286 per limited partnership unit) from the proceeds of the sale.

 The following is a summary of the Partnership's investment in property (one at September 30, 1999 and two at December 31, 1998):

                                 September 30, 1999  December 31, 1998
                                 ------------------  -----------------

Land                                 $  244,346         $   244,346
Buildings and improvements            1,976,977           1,976,977
Accumulated depreciation               (475,146)           (415,836)
Other net assets                        106,722              66,111
Property held for disposition                --           8,825,905
                                     ----------         -----------
                                     $1,852,899         $10,697,503
                                     ==========         ===========



Note 4 - Subsequent Event
-------------------------

Distributions of cash from operations relating to the quarter ended September 30, 1999 were made on October 28, 1999 in the aggregate amount of $339,158 ($7.98 per limited partnership unit). In addition, a capital distribution of $79,944 ($1.90 per limited partnership unit) from original working capital was also made at this time.

COPLEY PENSION PROPERTIES VII;

A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

  The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998 and 1999. Through September 30, 1999, capital of $22,884,295 ($543.88 per limited partnership unit) has been returned to the limited partners as a result of sales and the reduction of cash reserves.

  At September 30, 1999, the Partnership had $4,326,268 in cash and cash equivalents, of which $339,158 was used for operating cash distributions and $79,944 was used for capital distributions to partners on October 28, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 1999 were made at an annualized rate of 6% on the adjusted capital contribution of $742.12. Cash distributions relating to the second quarter of 1999 were made at an annualized rate of 5.25% on the weighted average adjusted capital contribution of $545.10. Cash distributions relating to the third quarter of 1999 were made at an annualized rate of 7.00% on the weighted average adjusted capital contribution of $456.12. Distributions of cash from operations relating to the first two quarters of 1998 were made at an annualized rate of 7% on the adjusted capital contribution of $884. Cash distributions relating to the third quarter of 1998 were made at an annualized rate of 7.00% on the weighted average adjusted capital contribution of $833.83. The fluctuation in distribution rates are a result of both the sales of the Partnership's real estate investments and the timing of cash flow from the Partnership's real estate investments held at the time of the distributions.

  The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1999, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $4,500,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000.  AEW Capital
       Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations

     Form of Real Estate Investment

     The Drilex is a wholly-owned property. The remaining real estate investments, Parkmoor Plaza and Prentiss Copystar, are structured as joint ventures.

     Operating Factors

     The Drilex property was 100% leased to a single tenant at September 30, 1999 and 1998. The Prentiss Copystar property was 100% leased through September 30, 1999 as it had been at September 30, 1998. However, due to the sole tenant's lease expiration and vacancy on this date, the property was unoccupied at September 30, 1999.

     Parkmoor Plaza was 100% occupied at September 30, 1999, as it has been since the second quarter of 1995.

     In addition, the Regency Court Apartments investment was sold on March 25, 1999. The Partnership recognized a gain $3,302,085. Regency Court was 97% leased at the time of sale.

     Investment Results

     For the three and nine months ended September 30, 1999, operating results from real estate operations were $232,889 and $1,060,506, respectively, compared to $492,856 and $1,631,333 for the comparable periods in 1998. The decreases of $259,967 and $570,827 for the comparative three and nine month periods are primarily due to decreases in joint venture earnings and property operations as a result of the sales of Waterford Apartments in August 1998 and Regency Court Apartments in March 1999.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1999, was $54,018 and $204,521, respectively, compared to $73,779 and $189,484 for the same periods in 1998. The three month decrease of $19,761 is primarily due to lower average investment balances due to the sale of Waterford Apartments in August 1998. The overall nine month increase of $15,037 is primarily due to higher average investment balances in 1999 as a result of the temporary investment of proceeds from the sale of Regency Court Apartments in March 1999, which were subsequently distributed in April 1999.

     Operating cash flow decreased $798,554 between the nine months ended September 30, 1998 and September 30, 1999. The decrease is primarily due to a decrease in distributions from joint ventures and the decrease in operations, discussed above.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

    For the three and nine months ended September 30, 1999, management fees were $33,543 and $110,381, respectively, compared to $61,328 and $191,381 for the comparable periods in 1998. The decreases in management fees for the respective three and nine month periods are due to lower operational distributions as a result of the sales of Waterford Apartments in 1998 and Regency Court Apartments in 1999. General and administrative expenses for the respective three and nine month periods ended September 30, 1999 and 1998 were stable.

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1999


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

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



                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



November 12, 1999
                              /s/ Alison Husid Cutler
                              ------------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



November 12, 1999
                             /s/ Karin J. Lagerlund
                             --------------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Seventh Copley Corp.