Form 10-K
period 1999-12-31
COPLEY PENSION PROPERTIES VII
filed 2000-03-29
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 1999
                               Commission File No.
                                     0-20126
                              --------------------

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

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes _X_     No ___


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

     As of December 31, 1999, the Partnership had the three real property investments described below in A. B. and C. Four additional investments have been sold: a research and development facility in 1991 and an apartment complex; in each of 1994, 1998 and 1999. Sales proceeds have been distributed in the amount of $523 per Unit as a result of these sales. In addition, capital of $22.90 per Unit has been distributed as a result of a discretionary reduction in cash reserves. The Partnership has no current plan to renovate, improve, or further develop any of its existing real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

     The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A. Retail Center in San Jose, California ("Parkmoor Plaza").

     On September 20, 1989, the Partnership acquired a 75% interest in a joint venture formed with SBC & D Co., Inc. As of December 31, 1999, the Partnership had contributed $9,786,330 to the capital of the joint venture out of a maximum commitment of $10,000,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. During the first 120 months following the date of the joint venture agreement, to the extent sufficient cash flow is not available therefor, up to 1% of such preferred return was permitted to accrue and bear interest at the rate of 10% per annum, compounded monthly. The balance of the preferred return was payable monthly on a current basis. Commencing with the 121st month following the date of the joint venture agreement, the full amount of the preferred return has been payable monthly on a current basis. The joint venture agreement also entitles the Partnership to receive 75% of remaining cash flow and 75% of sale and refinancing proceeds following the return of the Partnership's investment.

     The joint venture owns a leasehold interest pursuant to a ground lease in
13.791 acres of land and a fee interest in three retail buildings totaling approximately 149,825 square feet in San Jose, California. The ground lease terminates on November 12, 2014 and provides for an annual rental of $73,230 payable in equal monthly installments. The joint venture has the option to extend the lease for an additional 25 years. The rent for the extended term will be determined in accordance with provisions set forth in the lease. The joint venture also has the option to purchase the land upon notice from the owner of its intention to sell to an unrelated third party and its acceptance of a bona fide offer. The property has been fully converted from industrial to retail use. As of December 31, 1999, this retail center was 100% leased.

     B. Office/Warehouse Building in Houston, Texas ("Drilex").

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

     The Partnership owns approximately 3.4 acres of land in Houston, Texas, improved with an approximately 53,750 square foot single story office/warehouse building constructed in 1991. As of December 31, 1999, the building was 100% occupied by a single tenant under a long-term lease that expires in January 2010.

     C. Industrial Building in Itasca, Illinois ("Prentiss Copystar").

     On May 23, 1991, the Partnership acquired a 23.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 51.75% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1999, the Partnership had contributed $1,025,607 to the capital of the joint venture out of a maximum commitment of $1,029,084, of which $716,882 is characterized as Senior Capital and $308,725 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred return, compounded monthly, of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership would be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 23.25% of the net proceeds of sales and financings after return of its capital and 23.25% of cash flow remaining after payment of the preferred return.

     The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. As of December 31, 1999, the building was vacant. The Partnership is currently negotiating a long term lease with a single tenant.

     D.   Apartment Complex in Sherman Oaks, California ("Regency Court
          Apartments")

     On April 14, 1995, Regency Court Associates, L.P., a California limited partnership (the "Acquisition Partnership"), acquired a 174-unit apartment complex located in Sherman Oaks, California for $9,605,021. The sole limited partner of the Acquisition Partnership is the Partnership, and the sole general partner of the Acquisition Partnership is Copp VII Holding Corp., a Massachusetts corporation which is a wholly-owned subsidiary of the Partnership (the "Subsidiary"). As of December 31, 1999, the Partnership had contributed $9,700,000 to the capital of the Acquisition Partnership. The partnership agreement of the Acquisition Partnership entitles the Partnership to receive 99% of cash flow and 99% of sale and financing proceeds. The Subsidiary has a 1% interest in cash flow and sale and financing proceeds. The Subsidiary has been capitalized with a $1,000,000 demand promissory note from the Partnership.

     The Acquisition Partnership owned a 174-unit apartment complex known as Regency Court Apartments located on approximately 1.64 acres of land.

     On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party for a gross sale price of $13,050,000. The Partnership received net proceeds of $12,486,618 and recognized a gain of $3,287,303 ($77.35 per Limited Partnership Unit). On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286 per Limited Partnership Unit) from the proceeds of the sale.

Item 2. Properties


     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

------------------------------------------------------------------------------------------------------------------------------------
                          Estimated    Number of
                             2000       Tenants                                                                         Line of
                            Annual    with 10% or                  Square Feet                                        Business of
                            Realty      more of      Name(s) of        of        Contract   Lease        Renewal       Principal
             Property       Taxes         GLA        Tenant(s)     Each Tenant     Rent   Expiration     Options        Tenants
------------------------------------------------------------------------------------------------------------------------------------
Retail Center in           $89,322        4         Baby Super       25,000       $8.89     3/2008     Two 10 year   Baby retailer
San Jose, CA                                         Discount                                           options
                                                   Fleming Foods     54,600       $13.02    9/2007     Six 5 year    Food Retailer
                                                                                                         options
                                                  U.S. Post Office   22,000       $4.16     2/2001     One 5 year   U.S. Post Office
                                                                                                         option
                                                   Family Fitness    30,000       $8.27     1/2014     Two 5 year    Fitness Center
                                                       Center                                            options

Office/Warehouse
Building in                 $0(1)         1         W-H Energy       53,750       $5.40     1/2010     Two 5 year       Computer
Houston, TX                                           Services                                           options          Chip

                                                                                                                      Manufacturer


Industrial Building,       $72,500        0            N/A           70,535        N/A       N/A           N/A
Itasca, IL

------------------------------------------------------------------------------------------------------------------------------------

(1)  Tenant responsible for real property taxes.

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

--------------------------------------------------------------------------------
                                                     Rental        Net Effective
                  Gross Leasable     Year-End        Revenue            Rent
    PROPERTY           Area          Occupancy     Recognized        ($/sf/yr)*
--------------------------------------------------------------------------------
Retail Center in
  San Jose, CA
        1995         149,825             100%      $1,433,239              $9.74
        1996         149,825             100%      $1,529,230             $10.21
        1997         149,825             100%      $1,590,646             $10.62
        1998         149,825             100%      $1,586,265             $10.59
        1999         149,825             100%      $1,656,781             $11.06

Office/Warehouse
  Building in
  Houston, TX
        1995          53,750             100%        $283,886              $5.28
        1996          53,750             100%        $302,304              $5.62
        1997          53,750             100%        $303,592              $5.65
        1998          53,750             100%        $301,797              $5.61
        1999          53,750             100%        $522,374              $9.72

Industrial Building,
  Itasca, IL
        1995          70,535             100%        $479,000              $6.79
        1996          70,535             100%        $492,000              $6.98
        1997          70,535             100%        $462,000              $6.55
        1998          70,535             100%        $468,000              $6.64
        1999          70,535               0%        $367,942              $6.96
--------------------------------------------------------------------------------

*Net effective rent calculation is based on average occupancy during the respective year.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1999:

---------------------------------------------------------------------------------------------------------------------------------
                                                      TENANT AGING REPORT
                                                                                             Total             Percentage of
                                                     # of Lease          Total          Annual Contract         Gross Annual
               Property                             Expirations       Square Feet             Rent                 Rental
---------------------------------------------------------------------------------------------------------------------------------
Retail Center in San Jose, CA(1)
                   2000                                  0                   0                 $0                    0%
                   2001                                  0                   0                 $0                    0%
                   2002                                  1              22,000            $91,444                    7%
                   2003*                                 1                   0            $24,960                    2%
                   2004                                  1              11,000           $165,000                   12%
                   2005                                  1               4,800            $54,732                    4%
                   2006                                  0                   0                 $0                    0%
                   2007                                  1              54,600           $711,121                   53%
                   2008                                  1              25,000           $222,300                   16%
                   2009                                  1               2,000            $78,000                    6%

Office/Warehouse Building in Houston, TX(1)
                   2000                                  0                   0                 $0                    0%
                   2001                                  0                   0                 $0                    0%
                   2002                                  0                   0                 $0                    0%
                   2003                                  0                   0                 $0                    0%
                   2004                                  0                   0                 $0                    0%
                   2005                                  0                   0                 $0                    0%
                   2006                                  0                   0                 $0                    0%
                   2007                                  0                   0                 $0                    0%
                   2008                                  0                   0                 $0                    0%
                   2009                                  0                   0                 $0                    0%
---------------------------------------------------------------------------------------------------------------------------------

*Rent received for a telecommunication company satellite dish mounted on a building at the property.

---------------------------------------------------------------------------------------------------------------------------------
Industrial Building, Itasca, IL
                   2000                                  0                   0                 $0                    0%
                   2001                                  0                   0                 $0                    0%
                   2002                                  0                   0                 $0                    0%
                   2003                                  0                   0                 $0                    0%
                   2004                                  0                   0                 $0                    0%
                   2005                                  0                   0                 $0                    0%
                   2006                                  0                   0                 $0                    0%
                   2007                                  0                   0                 $0                    0%
                   2008                                  0                   0                 $0                    0%
                   2009                                  0                   0                 $0                    0%
---------------------------------------------------------------------------------------------------------------------------------

* Does not include expenses paid by tenants.

(1) Remaining leases do not expire within 10 years.

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Rate of                       Life        Accumulated
         Entity / Property                             Tax Basis        Depreciation       Method      in years     Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Retail Center, San Jose, CA
Building & Improvements                               $8,465,385            2.50%            SL           40        $2,082,680
Land Improvements                                        768,437            6.67%            SL           15           362,256
Land Improvements                                         13,000               5%            SL           20             2,031
                                                     -----------                                                    ----------
Total Depreciable Assets                              $9,246,822                                                    $2,446,967

Office/Warehouse Building, Houston, TX
Building & Improvements                               $2,735,593            2.50%            SL           40          $419,167
                                                     -----------                                                    ----------
Total Depreciable Assets                              $2,735,593                                                      $419,167

Industrial Building, Itasca Illinois
Building & Improvements                               $2,121,478            2.50%            SL           40          $439,154
                                                     -----------                                                    ----------
Total Depreciable Assets                              $2,121,478                                                      $439,154

Total Depreciable Assets                             $14,103,893                                                    $3,305,288
                                                     ===========                                                    ==========
------------------------------------------------------------------------------------------------------------------------------------

SL = Straight Line

     Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

     Industrial Building in Itasca, Illinois

The Metropolitan Chicago Industrial Market contains approximately 933 million square feet of inventory with a year-end 1999 vacancy rate of 8.0%, an increase from the 6.9% vacancy at year-end 1998. Currently, there is more than 3.2 million square feet of inventory under construction and an additional 8.5 million square feet proposed. Due to the scarcity of land located close to our property, new construction has moved out, mainly west and south along the I-55 and I-80 corridors. The availability of new competitively priced product will limit the growth of rental rates, but more so in the outlying markets with ample land available for development. The property is located in the North DuPage County submarket. Most tenants in this submarket rely on close proximity to the O'Hare International Airport, and to convenient access to interstates 355, 290, 90, and the Elgin-O'Hare Expressway.

     Retail Center in San Jose, California

The center is located in the San Jose metropolitan market. It is ranked number 2 among American cities in terms of exports, and is home to over 40% of the greater Silicon Valley workforce. Over 11,000 high tech companies employ more than 241,000 workers in the San Jose metropolitan area. Due to its tenant mix and excellent regional accessibility, Parkmoor Plaza draws customers from a larger-than-normal retail trade area. The trade area boasts a current population of 228,000 which is estimated to grow to over 243,000 by the year 2004.

     Office/Warehouse Building in Houston, Texas

Houston's Industrial market of high quality, investment grade product contains in excess of 93 million square feet in eight submarkets. Drilex is located in the Northwest Far Industrial Market, which contains nearly 33.7 million square feet of primarily bulk warehouse space. This submarket is comprised of industrial projects extending Northwest along US 290 and Hempstead Highway from the I-610 interchange out to Highway 6. The Northwest Far submarket is by far the largest in terms of square footage and most active in terms of new development. Most of the new product is front-load distribution facilities. Through Q4 1999 new product or product under construction was estimated at 703,000 SF, of which 325,00 SF was pre-leased. Overall net absorption outpassed new construction with approximately 730,000 SF of space being absorbed through Q4 1999. Less than 4% of the total space in the market is actually vacant, which has made for strong demand and the concern that the area is poised for over development in the next few years.

Item 3. Legal Proceedings.

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

     As of December 31, 1999, there were 5,760 holders of Units.

     The Partnership's Amended and Restated Agreement of Limited Partnership dated April 27, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1999, cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners totaled $13,696,999 including $12,033,736 of returned capital from the proceeds of a sale of real property and $79,944 of returned capital from original working capital reserves. For the year ended December 31, 1998, cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners totaled $8,434,977 including $5,427,804 of returned capital from the proceeds of a sale by a joint venture of real property and $541,939 of returned capital from original working capital reserves.

     Cash distributions exceeded net income in 1999 and 1998. However, distributions of operating cash flow were less than cash generated by operating activities. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                             For Year          For Year         For Year          For Year         For Year
                             Ended or          Ended or         Ended or          Ended or         Ended or
                             As of:            As of:           As of:            As of:           As of:
                             12/31/99(1)       12/31/98 (2)     12/31/97          12/31/96 (3)     12/31/95 (4)
                             -----------       ------------     --------          ------------     ------------

Revenues                     $ 5,562,433       $ 5,544,041      $ 3,453,194        $ 3,250,812      $ 3,235,068

Net Income                   $ 4,871,411       $ 3,960,679      $ 1,942,196        $ 1,751,136      $ 2,060,318

Net Income per
Unit of Limited
Partnership
Interest
Outstanding                  $    114.62       $     93.19      $     45.70        $     41.20      $     48.48

Total Assets                 $15,148,639       $23,685,914      $28,125,153        $28,758,619      $29,782,367

Total Cash
Distributions
per Limited
Partnership
Unit
Outstanding
for the entire
period,
including amounts
distributed after
year end with
respect to such year         $    325.53       $    198.47      $     61.88        $     65.90      $    135.14

(1) 1999 Net Income includes a gain on sale of investment of $3,287,303. Cash distributions include a return of capital of $286.

(2) 1998 Net Income includes a gain on sale of investment of $2,076,945. Cash distributions include a return of capital of $141.88.

(3)  1996 Cash Distributions include a return of capital of $8.00.

(4) 1995 Net Income includes a gain on sale of investment of $228,086. Cash distributions include a return of capital of $80.00.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in September, 1990 and a total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, and for working capital reserves. The Partnership made the three investments it currently owns described in Item 1 hereof, and four additional investments which were sold in 1991, 1994, 1998 and 1999, respectively. Through December 31, 1999, capital of $22,884,295 ($543.88 per Limited Partnership Unit) has been returned to the limited partners; $22,005,748 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $454.22.

     On August 7, 1998, the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (25%) and an affiliate (75%), was sold to an institutional buyer which is unaffiliated with the Partnership. The total gross sale price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250, after closing costs and recognized a gain of $2,076,945 ($48.87 per Limited Partnership Unit). A disposition fee was accrued but not paid to AEW Real Estate Advisors, Inc. ("AEW"). On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129 per Limited Partnership Unit) from the proceeds of the sale.

     On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party for a gross sale price of $13,050,000. The Partnership received net proceeds of $12,486,618 and recognized a gain of $3,287,303 ($77.35 per Limited Partnership Unit). A disposition fee was accrued but not paid to AEW Real Estate Advisors, Inc ("AEW"). On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286 per Limited Partnership Unit) from the proceeds of the sale.

     At December 31, 1999, the Partnership had $4,169,397 in cash and cash equivalents of which $483,236 was used for operating distributions to partners on January 27, 1999; the remainder will primarily be used as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's cash equivalents and real estate investments and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 1999 were made at an annualized rate of 6% on the adjusted capital contribution of $742.12 per Limited Partnership Unit. Cash distributions relating to the second quarter of 1999 were made at an annualized rate of 5.25% on the weighted average adjusted capital contribution of $545.10 per Limited Partnership Unit. Cash distributions relating to the third quarter of 1999 were made at an annualized rate of 7.00% on the weighted average adjusted capital contribution of $456.12 per Limited Partnership Unit. Cash distributions relating to the fourth quarter of 1999 were made at an annualized rate of 10.00% on the weighted average adjusted capital contribution of $454.78 per Limited Partnership Unit. The increase in the annualized rate is due to an increase in cash flow from properties which was higher than anticipated. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 7.00% on the adjusted capital contribution. Distributions of cash from operations relating to the third and fourth quarters of 1998 were made at an annualized rate of 7.00% on the weighted average adjusted capital contribution, which was adjusted due to the mid-quarter sale of Waterford Apartments as well as a distribution of original working capital.

     The carrying value of real estate investments in the financial statements at December 31, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value.

The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1999, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $3,555,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Results of Operations

     Form of Real Estate Investments

     The Drilex investment is a wholly-owned property and the Prentiss Copystar and Parkmoor Plaza investments are joint ventures.

     Operating Factors

     The Partnership's industrial property, Drilex, was 100% leased at December 31, 1999 as it has been for the last seven years. The other industrial property, Prentiss Copystar, was vacant at December 31, 1999 and 100% leased at December 31, 1998. The Partnership is currently negotiating a long term lease with a single tenant for the Prentiss Copystar property.

     As previously discussed, the Waterford Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $2,076,945. At the time of the sale, the Waterford Apartments was 96% leased.

     As previously discussed, the Regency Court Apartments was sold on March 25, 1999, and the Partnership recognized a gain of $3,287,303. At the time of the sale, the Regency Court Apartments was 97% leased. At December 31,1998 it was 96% leased.

     Occupancy at Parkmoor Plaza was 100% at December 31, 1999, where it has remained since the second quarter of 1995. On February 29, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Parkmoor Plaza investment. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the second quarter of 2000.

     Investment Results

     Interest on short-term investments and cash equivalents increased approximately $21,500 or 9% in 1999 as compared to 1998, due to an increase in average investment balances as a result of the receipt of the Regency Court Apartments sales proceeds.

     1999 Compared to 1998

     Total real estate operations for the twelve months ended December 31, 1999 and 1998 was $1,656,933 and $2,063,956, respectively. The decrease of $407,023 is primarily due to the sale of the Regency Court Apartments in the first quarter of 1999 and the Waterford Apartments sale in August 1998. Partially offsetting this is improved operating results at Parkmoor Plaza of approximately $73,000 as a result of increased rental revenues due to improved market conditions during 1999 as compared to 1998.

     Cash flow from operations decreased approximately $778,000 between the twelve-month periods. This change is primarily due to the sales of Regency Court Apartments and Waterford Apartments in 1998.

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

     1999 Compared to 1998

     The Partnership management fee decreased between 1999 and 1998 due to a decrease in distributable cash flow as a result of the sale of the Regency Court Apartments on March 25, 1999. General and administrative expenses increased approximately $2,100 or 1%, due to increase in out-of-pocket and investor servicing fees which is offset by a decrease in printing and appraisal fees.

     1998 Compared to 1997

     The Partnership management fee decreased between 1998 and 1997 due to a decrease in distributable cash flow as a result of the sale of Waterford Apartments on August 7, 1998. General and administrative expenses increased approximately $6,500 primarily due to an increase in legal and investor servicing fees.

Inflation

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time, if rental rates and replacement costs increase. Declines in property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive affect inflation may have on the value of the Partnership's investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8. Financial Statements and Supplementary Data.

     The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statements and Financial Statement Schedules on page 21.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     (a) and (b) Identification of Directors and Executive Officers.

     The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1999.

Name                           Position(s) with the Managing General Partner                            Age
----                           ---------------------------------------------                            ---
Alison Husid Cutler            President, Chief Executive Officer and Director                          37
Pamela J. Herbst               Vice President and Director                                              44
J. Grant Monahon               Vice President and Director                                              54
James J. Finnegan              Vice President                                                           39
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer                 35


     (c) Identification of Certain Significant Employees.

         None.

     (d) Family Relationships.

         None.

     (e) Business Experience.

     The Managing General Partner was incorporated in Massachusetts on October 3, 1988. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

     Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management") in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

     Pamela J. Herbst directs AEW Capital Management, L.P.'s ("AEW Capital Management")Institutional Real Estate Services, with oversight responsibility for the direct equity investing and asset and portfolio management of existing core and core-plus commingled funds and separate accounts. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Operating Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

     J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

     James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

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

         None.

Item 11. Executive Compensation.

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

     The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999. Cash distributions to General Partners include amounts paid after year end with respect to 1999.

                                                                                Amount of Compensation
Receiving Entity                               Type of Compensation                and Reimbursement
----------------                               --------------------             ----------------------
General Partners                               Share of Distributable Cash              $       15,993

AEW Real Estate Advisors, Inc.                 Management Fees
(formerly known as Copley                      and Expense
Real Estate Advisors, Inc.)                    Reimbursements                                  170,173

New England Securities                         Servicing Fees and out
Corporation                                    of pocket reimbursements                          9,685
                                                                                        --------------

                                               TOTAL                                    $      195,851
                                                                                        ==============

     For the year ended December 31, 1999 the Partnership allocated $61,884 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners

               No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

               Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

     (b) Security Ownership of Management.

               The General Partners of the Partnership owned no Units at December 31, 1999.

     (c) Changes in Control.

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

     (b) Reports on Form 8-K: During the last quarter of the year ended December 31, 1999, the Partnership filed no Current Report on Form 8-K.

                         Copley Pension Properties VII;
                        A Real Estate Limited Partnership



                              Financial Statements



                                  * * * * * * *



                                December 31, 1999

                          COPLEY PENSION PROPERTIES VII
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants

Financial Statements:

     Balance Sheets - December 31, 1999 and 1998

     Statements of Operations - Years ended December 31, 1999, 1998 and 1997

     Statements of Partners' Capital (Deficit) - Years ended December 31, 1999,
          1998 and 1997

     Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

     Notes to Financial Statements


Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999






         All other schedules are omitted because they are not applicable

                        Report of Independent Accountants



To the Partners of Copley Pension Properties VII; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Seventh Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
Boston, Massachusetts
March 21, 2000

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
                                                                  December 31,
                                                         ------------------------------

                                                             1999              1998
                                                         ------------      ------------

Assets

Real estate investments:
    Joint ventures                                       $    820,724      $  9,003,008
    Property, net                                           2,065,242         1,871,598

    Joint venture held for disposition, net                 8,093,276                --
    Property held for disposition, net                             --         8,825,905
                                                         ------------      ------------
                                                           10,979,242        19,700,511

Cash and cash equivalents                                   4,169,397         3,985,403
                                                         ------------      ------------

                                                         $ 15,148,639      $ 23,685,914
                                                         ============      ============

Liabilities and Partners' Capital

Accounts payable                                         $     82,971      $     91,233
Accrued management fee                                         47,793            54,897
Deferred disposition fees                                   1,033,108           641,608
                                                         ------------      ------------
Total liabilities                                           1,163,872           787,738
                                                         ------------      ------------

 Partners' capital (deficit):
    Limited partners ($454.22 and $742.12 per unit,
        respectively; 160,000 units authorized,
        42,076 units issued and outstanding)               13,978,434        22,923,845
    General partners                                            6,333           (25,669)
                                                         ------------      ------------
Total partners' capital                                    13,984,767        22,898,176
                                                         ------------      ------------

                                                         $ 15,148,639      $ 23,685,914
                                                         ============      ============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                         -----------------------------------------------

                                            1999              1998              1997
                                         -----------       -----------       -----------
Investment Activity

Property rentals                         $   937,404       $ 2,027,523       $ 1,900,041
Property operating expenses                 (265,271)         (782,646)         (709,195)
Depreciation and amortization                (90,317)         (379,361)         (373,154)
                                         -----------       -----------       -----------
                                             581,816           865,516           817,692

Joint venture earnings                     1,075,117         1,198,440         1,319,377
                                         -----------       -----------       -----------

      Total real estate operations         1,656,933         2,063,956         2,137,069

Gain on sale of investment in
   joint venture                                  --         2,076,945                --

Gain on sale of property                   3,287,303                --                --
                                         -----------       -----------       -----------

      Total real estate activity           4,944,236         4,140,901         2,137,069

Interest on cash equivalents
   and short-term investments                262,609           241,133           233,776
                                         -----------       -----------       -----------

      Total investment activity            5,206,845         4,382,034         2,370,845
                                         -----------       -----------       -----------

Portfolio Expenses

Management fee                               158,173           246,277           260,106
General and administrative                   177,261           175,078           168,543
                                         -----------       -----------       -----------
                                             335,434           421,355           428,649
                                         -----------       -----------       -----------

Net Income                               $ 4,871,411       $ 3,960,679       $ 1,942,196
                                         ===========       ===========       ===========

Net income per limited
   partnership unit                      $    114.62       $     93.19       $     45.70
                                         ===========       ===========       ===========

Cash distributions per limited
   partnership unit                      $    327.22       $    202.88       $     60.81
                                         ===========       ===========       ===========

Number of limited partnership units
   outstanding during the year                42,076            42,076            42,076
                                         ===========       ===========       ===========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)



                                                                       Year ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                               1999                              1998                              1997
                                  -----------------------------     -----------------------------     -----------------------------

                                       General          Limited          General          Limited          General          Limited
                                      Partners         Partners         Partners         Partners         Partners         Partners
                                  ------------     ------------     ------------     ------------     ------------     ------------
Balance at beginning
  of year                         $    (25,669)    $ 22,923,845     $    (39,350)    $ 27,539,153     $    (32,927)    $ 28,175,021

Cash distributions                     (16,712)     (13,768,108)         (25,926)      (8,536,380)         (25,845)      (2,558,642)

Net income                              48,714        4,822,697           39,607        3,921,072           19,422        1,922,774
                                  ------------     ------------     ------------     ------------     ------------     ------------

Balance at end
  of year                         $      6,333     $ 13,978,434     $    (25,669)    $ 22,923,845     $    (39,350)    $ 27,539,153
                                  ============     ============     ============     ============     ============     ============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                           --------------------------------------------------------
                                                                               1999                  1998                  1997
                                                                           ------------          ------------          ------------
Cash flows from operating activities:
   Net income                                                              $  4,871,411          $  3,960,679          $  1,942,196
   Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                                              90,317               379,361               373,154
      Equity in joint venture earnings                                       (1,075,117)           (1,198,440)           (1,319,377)
      Cash distributions from joint ventures                                  1,159,146             1,674,686             1,688,325
      Gain on sale of investment in joint venture                                    --            (2,076,945)                   --
      Gain on sale of property                                               (3,287,303)                   --                    --
      Increase in deferred lease commissions                                   (131,838)                   --                    --
      (Increase) decrease in investment income
        receivable                                                                   --                17,315                (1,939)
      Decrease (increase) in property working capital                           272,222               (93,588)              (41,344)
      (Decrease) increase in operating liabilities                              (15,366)               (1,112)                8,825
                                                                           ------------          ------------          ------------
   Net cash provided by operating activities                                  1,883,472             2,661,956             2,649,840
                                                                           ------------          ------------          ------------

Cash flows from investing activities:
   Investment in property                                                      (400,000)              (17,375)              (54,201)
   Investment in joint venture                                                   (1,276)                   --                    --
   Net proceeds from sale of investment                                      12,095,118             5,282,750                    --
   Deferred disposition fees                                                    391,500               163,500                    --
   Decrease in short-term investments, net                                           --             1,302,726               112,413
                                                                           ------------          ------------          ------------
   Net cash provided by investing
      activities                                                             12,085,342             6,731,601                58,212
                                                                           ------------          ------------          ------------


Cash flows from financing activity:
   Distributions to partners                                                (13,784,820)           (8,562,306)           (2,584,487)
                                                                           ------------          ------------          ------------
   Net cash used in financing activity                                      (13,784,820)           (8,562,306)           (2,584,487)
                                                                           ------------          ------------          ------------

Net increase in cash and cash
   equivalents                                                                  183,994               831,251               123,565

Cash and cash equivalents:
   Beginning of year                                                          3,985,403             3,154,152             3,030,587
                                                                           ------------          ------------          ------------

   End of year                                                             $  4,169,397          $  3,985,403          $  3,154,152
                                                                           ============          ============          ============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

     General

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989 and, acquired the three real estate investments it currently owns prior to the end of 1991. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

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

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At the end of 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. Payment of a portion of the management fees incurred through 1991 had been deferred in accordance with the advisory agreement; however, in 1995 these deferred fees totaling $203,452 were paid to AEW in connection with a distribution of sale proceeds (See Note 3). AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1999, 1998, and 1997). Acquisition fees were paid at the time commitments were initially funded in an amount equal to 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $9,685 in 1999, $8,911 in 1998, and $8,371 in 1997. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled, $0, $0, and $4,412 for the same annual periods.

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

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for disposition, the impairment loss also includes estimated costs of sale. Property held for disposition is not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

     Cash Equivalents

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

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

     Segment Data

     Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.

     Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Note 3 - Real Estate Joint Ventures

     The Partnership invested in six real estate joint ventures, organized as general partnerships with different real estate management/development firms, and in two cases, with an affiliate of the Partnership. One such investment was sold in each of 1991, 1994 and 1998. The Drilex investment was converted to a wholly-owned property in 1993. The Partnership has committed to make capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint ventures for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and acquisition fees:

                             Preferential
    Investment/                 Rate of          Ownership                           December 31,
    Location                    Return           Interest                     1999                 1998
    --------                    ------           --------                --------------       --------------
Parkmoor Plaza
    San Jose, California        10%                  75%                 $    9,786,330       $    9,786,330

Prentiss Copystar
    Itasca, Illinois            11%               23.25%                 $    1,025,607       $      998,948



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

     On August 7, 1998, the joint venture sold the Waterford Apartments to an institutional buyer which is unaffiliated with the Partnership. The total sales price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250, after closing costs, and recognized a gain of $2,076,945 ($48.87 per Limited Partnership Unit). A disposition fee of $163,500 was accrued but not paid to AEW Real Estate Advisors, Inc. On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129 per Limited Partnership Unit) from the proceeds of the sale.

     Parkmoor Plaza

     On September 20, 1989, the Partnership entered into a joint venture with South Bay Construction and Development Company, Inc. to acquire a leasehold interest in three industrial/service center buildings and to renovate and operate these buildings. The Partnership committed to make a maximum capital contribution of $10,000,000. The payment of up to 1% per annum of the preferential return is deferrable during the first ten years if sufficient operating cash flow is not available. The joint venture is required to return all cash contributions made by the Partnership by the tenth anniversary of its initial funding. The non-cancelable ground lease has an initial expiration date of November 12, 2014 and requires annual ground rental payments by the venture of $73,230. The joint venture also has an option to extend the term of the ground lease for an additional 25 years. Future minimum rental payments due to the venture under non-cancelable operating leases are: $1,540,986 in 2000; $1,476,147 in 2001; $1,478,683 in 2002; $1,541,262 in 2003; $1,519,865 in 2004
and $5,454,744 thereafter.

     On February 29, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Parkmoor Plaza investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the second quarter of 2000. This investment is classified as Joint Venture Held for Disposition on the 1999 Balance Sheet. During 1999, the Partnership recognized $1,017,944 in joint venture earnings from this investment.

     Prentiss Copystar

     On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $1,029,084. The preferential return related to $308,725 of the Partnership's capital contribution is payable currently only to the extent of available cash flow. If $720,359, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. As of December 31, 1999 the property is vacant. The Partnership is currently negotiating a long term lease with a single tenant.

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint ventures: Assets and Liabilities

                                                            December 31,
                                                   -----------------------------
                                                      1999              1998
                                                   -----------       -----------
Assets
   Real property, at cost less
     accumulated depreciation
     of $2,901,209 and $3,043,811,
     respectively                                  $ 9,018,328       $ 9,213,192
   Other                                             1,075,246         1,011,628
                                                   -----------       -----------
                                                    10,093,574        10,224,820

Liabilities                                            230,935           142,195
                                                   -----------       -----------

Net assets                                         $ 9,862,639       $10,082,625
                                                   ===========       ===========

                              Results of Operations


                                                Year ended December 31,
                                        ---------------------------------------
                                           1999          1998            1997
                                        ----------     ----------     ----------
Revenue
   Rental income                        $2,024,723     $3,875,878     $4,965,963
   Other                                        --          6,399          5,824
                                        ----------     ----------     ----------
                                         2,024,723      3,882,277      4,971,787
                                        ----------     ----------     ----------
Expenses
   Operating expenses                      455,211      1,214,405      1,632,169
   Depreciation and amortization           359,933        679,314        974,446
                                        ----------     ----------     ----------
                                           815,144      1,893,719      2,606,615
                                        ----------     ----------     ----------

Net income                              $1,209,579     $1,988,558     $2,365,172
                                        ==========     ==========     ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint ventures.

Note 4 - Property

     Regency Court Apartments

     On April 14, 1995, the Partnership acquired, through a limited partnership it controls, a 174-unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for a total price of $9,605,021. The purchase and sale agreement required the seller to supplement the monthly rental income generated from the property to the extent such income was less than $125,000 per month during the one-year period ended April 13, 1996, with such supplement not to exceed $300,000 in total. The supplemental rental was $115,323, which was applied to reduce the purchase price in 1995 and 1996.

     The buildings and improvements were being depreciated over 30 years using the straight-line method.

     On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party for a gross sale price of $13,050,000. The Partnership received net proceeds of $12,486,618 and recognized a gain of $3,287,303 ($77.35 per Limited Partnership Unit). A disposition fee was accrued but not paid to AEW Real Estate Advisors, Inc. ("AEW"). On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286 per Limited Partnership Unit) from the proceeds of the sale.

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

     The building and improvements are being depreciated over 25 years. The building is leased to a single tenant under an agreement which continues through January 2010. The lease provides for annual rents of $287,028 for the first 3 years; $299,928 for the next 2 years and $1,577,016 thereafter.

     The following is a summary of the Partnership's property investments (one at December 31, 1999 and two at December 31, 1998):

                                                         December 31,
                                               --------------------------------
                                                   1999                1998
                                               ------------        ------------
     Land                                      $    244,346        $    244,346
     Buildings and improvements                   2,376,977           1,976,977
     Lease Commissions                              131,838                  --
     Accumulated depreciation                      (494,916)           (415,836)
     Accumulated amortization                        (4,981)                 --
     Other net assets (liabilities)                (188,022)             66,111
     Property held for disposition, net                  --           8,825,905
                                               ------------        ------------
                                               $  2,065,242        $ 10,697,503
                                               ============        ============

     During 1998 the Partnership recognized $665,849 from the Regency Court Apartments which was held for disposition at December 31, 1998.

Note 5 - Income Taxes

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                              Year ended December 31,
                                      1999             1998             1997
                                  -----------      -----------      -----------
Net income per financial
   statements                     $ 4,871,411      $ 3,960,679      $ 1,942,196
   Property operations                     --           46,411          (19,111)
   Joint venture earnings             (82,742)         (69,577)        (158,706)
   Gain on sale                       535,320        1,075,138               --
   Expenses                             6,998            8,753           10,565
   Depreciation                            --           22,454            8,941
                                  -----------      -----------      -----------

Taxable income                    $ 5,330,987      $ 5,043,858      $ 1,783,885
                                  ===========      ===========      ===========


Note 6 - Partners' Capital

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and refinancing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $996 during 1991, and from $996 to $892 in 1995, as a result of capital returned from sale transactions. The adjusted capital contribution was further reduced to $884 in 1996, as a result of capital returned from a discretionary reduction of cash reserves. In 1998 the adjusted capital contribution was reduced from $884 to $755 as a result of capital returned from the sale of Waterford Apartments and further reduced to $742.12 as a result of capital returned from a discretionary reduction of original working capital. In 1999 the adjusted capital contribution was reduced from $742.12 to $456.12 as a result of capital returned from the sale of Regency Court and further reduced to $454.22 as a result of capital returned from a discretionary reduction of original working capital. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended December 31, 1999 were made on January 27, 2000 in the aggregate amount of $483,236 ($11.37 per Limited Partnership Unit).

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
AT DECEMBER 31, 1999


                                                             Initial Cost to                         Costs Capitalized
                                                             the Partnership                     Subsequent to Acquisitions
                                                -------------------------------------------    -------------------------------
                                                                                Other Net                           Change in
                                                               Buildings &       Assets/                              Other
Description                                          Land     Improvements    (Liabilities)      Improvements       Net Assets
-------------------------------------------------------------------------------------------    -------------------------------
Houston, TX                                       244,346        1,976,977           23,788          400,000         (107,460)
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                                1,946,623        7,786,490                0          119,791           27,486
- Regency Court Apartments (see Note A)
                                                -------------------------------------------    ------------------------------

Total wholly-owned property                     2,190,969        9,763,467           23,788          519,791          (79,974)
                                                ===========================================    ==============================


16.25% interest in
Waterford Apartments
Owner of a 314-unit
apartment complex in                            -------------------------------- See Note B ---------------------------------
Frederick, Maryland


75% interest in Parkmoor
Plaza.  Leasehold interest
in land & fee interest in                       -------------------------------- See Note B ---------------------------------
3 retail buildings
in San Jose, California


23.25% interest in Prentiss Copystar
Owner of land and an industrial                 -------------------------------- See Note B ---------------------------------
facility in Itasca, Illinois


                                                -----------------------------------------------------------------------------
          Total joint venture investments
                                                =============================================================================






                                                                 Gross amount at which Carried at Close of Period
                                             --------------------------------------------------------------------------------------
                                                          Buildings &        Other       Disposal of                    Accumulated
Description                                       Land   Improvements     Net Assets        Asset              Total   Depreciation
-----------------------------------------------------------------------------------------------------------------------------------

Houston, TX                                    244,346      2,376,977        (83,672)              0       2,537,651       (499,897)
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                             1,946,623      7,906,281         27,486      (9,852,902)         27,488              0
- Regency Court Apartments (see Note A)
                                             --------------------------------------------------------------------------------------

Total wholly-owned property                  2,190,969     10,283,258        (56,186)     (9,852,902)      2,565,139       (499,897)
                                             ======================================================================================


16.25% interest in
Waterford Apartments
Owner of a 314-unit
apartment complex in                         -------------------- See Note B -----------------------              $0             NA
Frederick, Maryland


75% interest in Parkmoor
Plaza.  Leasehold interest
in land & fee interest in                    -------------------- See Note B -----------------------      $8,093,276             NA
3 retail buildings
in San Jose, California


23.25% interest in Prentiss Copystar
Owner of land and an industrial              -------------------- See Note B -----------------------        $820,724             NA
facility in Itasca, Illinois


                                             ------------------------------------------------------------------------
          Total joint venture investments                                                                 $8,914,000
                                             ========================================================================






                                                           Status of              Date          Depreciable
Description                                              Construction           Acquired            Life
-----------------------------------------------------------------------------------------------------------
Houston, TX                                                 Completed           09/30/93           25 Years
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA
- Regency Court Apartments (see Note A)                     Completed           04/14/95           30 Years

Total wholly-owned property


16.25% interest in
Waterford Apartments
Owner of a 314-unit
apartment complex in                                        Completed           03/20/89         27.5 Years
Frederick, Maryland


75% interest in Parkmoor
Plaza.  Leasehold interest
in land & fee interest in                                   Completed           09/20/89           40 Years
3 retail buildings
in San Jose, California


23.25% interest in Prentiss Copystar
Owner of land and an industrial                             Completed           05/23/91           35 Years
facility in Itasca, Illinois

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1999


                                                           Balance           Conversion to        Additions to
                                                            as of             Wholly-Owned            Lease             Additions to
Description                                             01/01/1997              Property           Commissions            Property
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                   2,282,109                     0                     0                     0

Regency Court                                            9,669,810                     0                     0                54,201

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                             11,951,919                     0                     0                54,201
                           =========================================================================================================



                                                           Balance           Conversion to        Additions to
                                                            as of             Wholly-Owned            Lease             Additions to
Description                                             01/01/1998              Property           Commissions            Property
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                   2,271,503                     0                     0                     0

Regency Court                                            9,775,961                     0                     0                17,375

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                             12,047,464                     0                     0                17,375
                           =========================================================================================================



                                                           Balance           Conversion to        Additions to
                                                            as of             Wholly-Owned            Lease             Additions to
Description                                             01/01/1999              Property           Commissions            Property
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                   2,287,434                     0               131,838               400,000

Regency Court                                            9,870,993                     0                     0                     0

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                             12,158,427                     0               131,838               400,000
                           =========================================================================================================






                                                                                 Change in            Balance             12/31/1996
                                                           Write Down         Property Working         as of             Accumulated
Description                                               of Property             Capital            12/31/1997         Depreciation
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                           0                (10,606)            2,271,503              257,676

Regency Court                                                    0                 51,950             9,775,961              470,052

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                                      0                 41,344            12,047,464              727,728
                           =========================================================================================================



                                                                                 Change in            Balance             12/31/1997
                                                           Write Down         Property Working         as of             Accumulated
Description                                               of Property             Capital            12/31/1998         Depreciation
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                           0                 15,931             2,287,434              336,756

Regency Court                                                    0                 77,657             9,870,993              753,560

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                                      0                 93,588            12,158,427            1,090,317
                           =========================================================================================================



                                                                                 Change in            Balance             12/31/1998
                                                           Write Down         Property Working         as of             Accumulated
Description                                               of Property             Capital            12/31/1999         Depreciation
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                           0               (281,621)            2,537,651              415,836

Regency Court                                                    0                  9,397             9,880,390            1,045,088

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                                      0               (272,224)           12,418,041            1,460,924
                           =========================================================================================================






                                                            1997                12/31/1997                 1997
                                                        Depreciation           Accumulated                Sales        Balance per
Description                                               Expense             Depreciation                            G/L @ 12/31/97
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                       (79,080)              336,756                    0            1,934,747

Regency Court                                               (283,509)              753,561                    0            9,022,400

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                                 (362,589)            1,090,317                                10,957,147
                           =========================================================================================================



                                                            1998                12/31/1998                 1998
                                                        Depreciation           Accumulated                Sales        Balance per
Description                                               Expense             Depreciation                            G/L @ 12/31/98
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                       (79,080)              415,836                    0            1,871,598

Regency Court                                               (291,528)            1,045,088                    0            8,825,905

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                                 (370,608)            1,460,924                                10,697,503
                           =========================================================================================================



                                                            1999                12/31/1999                 1999
                                                        Depreciation           Accumulated                Sales        Balance per
Description                                               Expense             Depreciation                            G/L @ 12/31/99
------------------------------------------------------------------------------------------------------------------------------------

Drilex                                                       (84,061)              499,897                    0            2,037,754

Regency Court                                                      0                     0           (9,852,902)              27,488

                           ---------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                                  (84,061)              499,897           (9,852,902)           2,065,242
                           =========================================================================================================

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III    NOTE B
REAL ESTATE AND ACCUMULATED DEPRECIATION-JOINT VENTURES
AT DECEMBER 31, 1999


                                           PERCENT                     BALANCE           INVESTMENT
                                              OF                        AS OF             IN JOINT
            DESCRIPTION                   OWNERSHIP                   12/31/96            VENTURES
---------------------------------------------------------------------------------------------------

        Waterford Apartments                16.25%                   3,525,185                    0

           Parkmore Plaza                      75%                   8,644,498                    0

         Prentiss Copystar                  23.25%                     903,643                    0

                                                                   $13,073,326                   $0
                                                                   ================================


                                           PERCENT                     BALANCE           INVESTMENT
                                              OF                        AS OF             IN JOINT
            DESCRIPTION                   OWNERSHIP                   12/31/97            VENTURES
---------------------------------------------------------------------------------------------------

        Waterford Apartments                16.25%                   3,389,019                    0

           Parkmore Plaza                      75%                   8,427,873                    0

         Prentiss Copystar                  23.25%                     876,921                    0

                                                                   $12,693,813                   $0
                                                                   ================================


                                           PERCENT                     BALANCE           INVESTMENT
                                              OF                        AS OF             IN JOINT
            DESCRIPTION                   OWNERSHIP                   12/31/98            VENTURES
---------------------------------------------------------------------------------------------------

           Parkmore Plaza                      75%                   8,156,265                    0

         Prentiss Copystar                  23.25%                     846,743                1,276

                                                                    $9,003,008               $1,276
                                                                    ===============================






                                                                                                             CASH
                                                EQUITY IN             1997 AMORTIZATION                  DISTRIBUTION
                                                 INCOME/                 OF DEFERRED                         FROM
            DESCRIPTION                           (LOSS)              ACQUISITION FEES                  JOINT VENTURE
---------------------------------------------------------------------------------------------------------------------

        Waterford Apartments                     288,129                        (3,624)                      (420,671)

           Parkmore Plaza                        945,345                        (4,200)                    (1,157,770)

         Prentiss Copystar                        85,903                        (2,741)                      (109,884)

                                              $1,319,377                      ($10,565)                   ($1,688,325)
                                              =======================================================================


                                                                                                             CASH
                                                EQUITY IN             1998 AMORTIZATION                  DISTRIBUTION
                                                 INCOME/                 OF DEFERRED                         FROM
            DESCRIPTION                           (LOSS)              ACQUISITION FEES                  JOINT VENTURE
---------------------------------------------------------------------------------------------------------------------

        Waterford Apartments                     172,345                        (1,812)                      (353,746)

           Parkmore Plaza                        943,648                        (4,200)                    (1,211,056)

         Prentiss Copystar                        82,447                        (2,741)                      (109,884)

                                              $1,198,440                       ($8,753)                   ($1,674,686)
                                              =======================================================================


                                                                                                             CASH
                                                EQUITY IN             1999 AMORTIZATION                  DISTRIBUTION
                                                 INCOME/                 OF DEFERRED                         FROM
            DESCRIPTION                           (LOSS)              ACQUISITION FEES                  JOINT VENTURE
---------------------------------------------------------------------------------------------------------------------

           Parkmore Plaza                      1,017,944                        (4,200)                    (1,076,733)

         Prentiss Copystar                        57,173                        (2,056)                       (82,413)

                                              $1,075,117                       ($6,256)                   ($1,159,146)
                                              =======================================================================






                                                           CONVERSION TO                                      BALANCE
                                                            WHOLLY-OWNED                   1997                AS OF
            DESCRIPTION                                       PROPERTY                  DISPOSALS             12/31/97
----------------------------------------------------------------------------------------------------------------------

        Waterford Apartments                                           0                        0            3,389,019

           Parkmore Plaza                                              0                        0            8,427,873

         Prentiss Copystar                                             0                        0              876,921

                                                                      $0                       $0          $12,693,813
                                                           ===========================================================


                                                           CONVERSION TO                                      BALANCE
                                                            WHOLLY-OWNED                   1998                AS OF
            DESCRIPTION                                       PROPERTY                  DISPOSALS             12/31/98
----------------------------------------------------------------------------------------------------------------------

        Waterford Apartments                                           0              ($3,205,806)                   0

           Parkmore Plaza                                              0                        0            8,156,265

         Prentiss Copystar                                             0                        0              846,743

                                                                      $0              ($3,205,806)          $9,003,008
                                                           ===========================================================


                                                           CONVERSION TO                                      BALANCE
                                                            WHOLLY-OWNED                   1999                AS OF
            DESCRIPTION                                       PROPERTY                  DISPOSALS             12/31/99
----------------------------------------------------------------------------------------------------------------------

           Parkmore Plaza                                              0                        0            8,093,276

         Prentiss Copystar                                             0                        0              820,724

                                                                      $0                       $0           $8,914,000
                                                           ===========================================================

                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

                    Auditor's Report and Financial Statements

                             of SouthBay Associates






Report of Independent Auditors from Soren McAdam Bartells

Balance Sheets - December 31, 1999 and 1998

Statements of Operations - For the Years ended December 31, 1999, 1998 and 1997

Statements of Partners' Capital - For the Years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows - For the Years ended December31, 1999, 1998 and 1997

Notes to Finacial Statements

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                              Financial Statements

                                      With

                          Independent Auditors' Report

                              For the Years Ended
                           December 31, 1999 and 1998

                                TABLE OF CONTENTS



Independent Auditors' Report

Balance Sheets

Statements of Operations

Statements of Partners' Equity

Statements of Cash Flows

Notes to Financial Statements

                 [LETTERHEAD OF SOREN  o  McADAM  o  BARTELLS]


                          Independent Auditors' Report


To the Partners
South Bay/Copley VII Associates


We have audited the accompanying balance sheets of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Bay/Copley VII Associates (a California General Partnership) as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                  SOREN  o  McADAM  o BARTELLS
                                                  Certified Public
                                                  Accountants, Inc.

                                                  By:  /s/ Douglas R. McAdam
Redlands, California                                   -----------------------
January 14, 2000                                       Douglas R. McAdam, CPA

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                                 Balance Sheets

                                          December 31,          1999           1998
--------------------------------------------------------------------------------------
ASSETS
Income-producing property                                    $6,597,614     $6,759,590
Cash                                                             86,737         12,685
Rents receivable, net of allowance for doubtful accounts
   of $-0- and $1,768                                           715,325        724,300
Other assets                                                    283,009        243,752
                                                             ----------     ----------

Total assets                                                 $7,682,685     $7,740,327
                                                             ==========     ==========

LIABILITIES AND PARTNERS' EQUITY
Liabilities
Accounts payable                                             $   30,735     $   11,529
Accrued Priority Return                                          81,553         81,553
Security deposits                                                41,583         34,540
Unearned revenue                                                 17,949         14,607
                                                             ----------     ----------

Total liabilities                                               171,820        142,229

Partners' equity                                              7,510,865      7,598,098
                                                             ----------     ----------

Total liabilities and partners' equity                       $7,682,685     $7,740,327
                                                             ==========     ==========


The accompanying notes are an integral part of these financial statements.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                            Statements of Operations

For the Years Ended December 31,            1999              1998               1997
----------------------------------------------------------------------------------------
Revenue
Building rentals                        $ 1,440,106       $ 1,406,426        $ 1,387,335
Other rental reimbursements                 223,220           179,450            203,283
Interest                                      1,758               389                 28
                                        -----------       -----------        -----------

Total revenue                             1,665,084         1,586,265          1,590,646
                                        -----------       -----------        -----------

Expenses
Interest                                    978,633           981,855          1,001,621
Depreciation                                267,926           265,252            265,252
Land rent                                    73,230            73,230             73,230
Property taxes                               89,470            88,404             85,856
Property operations                         199,524           196,345            204,712
General and administrative                   12,734            19,386             16,251
                                        -----------       -----------        -----------

Total expenses                            1,621,517         1,624,472          1,646,922
                                        -----------       -----------        -----------

Net income (loss)                       $    43,567       $   (38,207)       $   (56,276)
                                        ===========       ===========        ===========


The accompanying notes are an integral part of these financial statements.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                         Statements of Partners' Equity

                                  Copley Pension       SBC&D
                                  Properties VII      Co., Inc.         Total
                                   ---------------------------------------------
Balance, December 31, 1996         $ 7,840,580      $         1      $ 7,840,581
Net loss                               (56,276)                          (56,276)
                                   -----------      -----------      -----------

Balance, December 31, 1997           7,784,304                1        7,784,305

Distributions                         (111,000)         (37,000)        (148,000)
Net loss                               (75,206)          36,999          (38,207)
                                   -----------      -----------      -----------

Balance, December 31, 1998           7,598,098             --          7,598,098

Distributions                          (98,100)         (32,700)        (130,800)
Net income                              10,867           32,700           43,567
                                   -----------      -----------      -----------

Balance, December 31, 1999         $ 7,510,865      $      --        $ 7,510,865
                                   ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                            Statements of Cash Flows

                For the Years Ended December 31,               1999              1998            1997
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                          $    43,567      $   (38,207)     $   (56,276)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization                             295,944          290,849          290,479
     (Increase) decrease in:
       Rents receivable                                          8,975           32,813          (94,569)
       Other assets                                            (67,275)          (9,183)          (3,502)
     Increase (decrease) in:
       Accounts payable                                         19,206            1,148            2,004
       Accrued Priority Return                                    --           (118,201)        (156,148)
       Security deposits                                         7,043             --              2,000
       Unearned revenue                                          3,342              502           13,064
                                                           -----------      -----------      -----------
Net cash provided by (used in) operating activities            310,802          159,721           (2,948)
                                                           -----------      -----------      -----------
Cash flows from investing activities
Additions to properties                                       (105,950)            --               --
                                                           -----------      -----------      -----------
Net cash used in investing activities                         (105,950)            --               --
                                                           -----------      -----------      -----------
Cash flows from financing activities
Distributions to partners                                     (130,800)        (148,000)            --
                                                           -----------      -----------      -----------
Net cash used in financing activities                         (130,800)        (148,000)            --
                                                           -----------      -----------      -----------
Net increase (decrease) in cash                                 74,052           11,721           (2,948)
Cash Balance, beginning of year                                 12,685              964            3,912
                                                           -----------      -----------      -----------
Balance, end of year                                       $    86,737      $    12,685      $       964
                                                           ===========      ===========      ===========
Cash paid for interest                                     $   978,633      $ 1,100,056      $ 1,157,770
                                                           ===========      ===========      ===========


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

The income or loss reported for tax purposes may differ from the amount of the income or loss on these financial statements primarily due to differences in rental income recognition for federal income tax reporting purposes and financial accounting purposes. In addition, in accordance with federal tax requirements and certain provisions of the Partnership Agreement, the allocation of income or loss for tax purposes may differ from these financial statements.

2.   Income-Producing Properties

Income-producing properties consisted of the following:

                                          December 31,
                                      1999            1998
                                  -----------      -----------
Buildings                         $ 7,281,939      $ 7,281,939
Building improvements                 975,927          899,407
Site improvements                     810,868          781,437
                                  -----------      -----------
                                    9,068,734        8,962,783
Less accumulated depreciation      (2,471,120)      (2,203,193)
                                  -----------      -----------
                                  $ 6,597,614      $ 6,759,590
                                  ===========      ===========

Depreciation charged to operations during the years ended December 31, 1999, 1998, and 1997 was $267,926, $265,252, and $265,252, respectively.

The Partnership evaluates its properties for impairment of value under standards established under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under these standards, an impairment occurs if the estimated undiscounted cash flows from the properties were less than the carrying amount of the asset. At December 31, 1999, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                          Notes to Financial Statements


3.   Rents Receivable

Rents receivable include building rental revenue recognized in excess of amounts due under the terms of the leases in addition to amounts due for reimbursable charges. Included in rents receivable at December 31, 1999 and 1998 is $713,390 and $723,947, respectively, of rents in excess of amounts due currently under the leases. During the year ended December 31, 1999, building rental revenue recognized was $10,557 less than the amounts due under the terms of the leases. For the year ended December 31, 1998, building rental revenue recognized was $11,845 less than the amounts due under the terms of the leases. For the year ended December 31, 1997, building rental revenue recognized exceeded the amounts due under the terms of the leases in the amount of $73,742.

4.   Other Assets

Other assets consisted of the following:

                                        December 31,
                                    1999            1998
                                  ---------      ---------
Capitalized leasing costs         $ 426,727      $ 359,857
Less accumulated amortization      (154,044)      (127,995)
                                  ---------      ---------
                                    272,683        231,862
Prepaid insurance                    10,326         11,890
                                  ---------      ---------

                                  $ 283,009      $ 243,752
                                  =========      =========

Capitalized leasing costs represent initial direct costs incurred to acquire leases and are amortized over the life of the related lease. Amortization of capitalized leasing costs charged to property operations for the years ended December 31, 1999, 1998 and 1997 was $28,018, $25,597, and $25,227,
respectively.

5.   Related Party Transactions

Copley Pension Properties VII

Copley Pension Properties VII is entitled to receive a monthly Priority Return at the rate of ten percent per annum on the balance of its Invested Capital. The Partnership is permitted to defer payment of the Priority Return equal to one percent per annum for the first 120 months from the date of the Partnership Agreement. Any amounts deferred also bear interest at ten percent. Copley Pension Properties VII has committed to a maximum Invested Capital of $10,000,000 which, at December 31, 1999, was $9,786,330. All unpaid Invested Capital and accrued Priority Return is required to be paid in full no later than June 30, 2000.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                          Notes to Financial Statements


5. Related Party Transactions (Continued)

The following is a summary of information relative to the Priority Return:

                                     For the Years Ended December 31,
                                    1999           1998           1997
                                 ----------     ----------     ----------
Amount charged to operations     $  978,633     $  981,855     $1,001,621
                                 ==========     ==========     ==========
Cash payments                    $  978,663     $1,100,056     $1,157,770
                                 ==========     ==========     ==========

                                                   December 31,
                                                1999       1998
                                              -------     -------
Accrued Priority Return currently payable     $81,553     $81,553
                                              =======     =======

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

Charges related to these transactions were as follows:

                              For the Years Ended December 31,
                              1999         1998         1997
                            ----------------------------------
Tenant improvements         $ 76,519
Repairs and maintenance        4,256     $  6,354     $ 11,755
Management fees               43,536       42,564       39,779
Lease commissions             25,350                     1,885
                            --------     --------     --------
                            $149,661     $ 48,918     $ 53,419
                            ========     ========     ========

At December 31, 1999 and 1998, the Partnership had accounts payable to SBC&D Co., Inc. of $4,611 and $3,591, respectively. At December 31, 1999 and 1998, the Partnership had accounts payable to SBCC Co., Inc. of $16,950 and $-0-, respectively.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                          Notes to Financial Statements


6.   Rental Revenue

Portions of the project's buildings are rented under noncancellable leases with initial lease terms of up to twenty years. The following is a schedule by years of minimum future rentals on these leases as of December 31, 1999:

          Year ending December 31,
                    2000                           $ 1,540,986
                    2001                             1,476,147
                    2002                             1,478,683
                    2003                             1,541,262
                    2004                             1,519,865
                 Thereafter                          5,454,744
                                                   -----------
                    Total                          $13,011,687
                                                   ===========

The above schedule includes minimum future rentals of three significant tenants that represent greater than 80 percent of the minimum future rentals.

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

The following is a schedule by years of minimum future rentals as of December 31, 1999:

             Year ending December 31,
                       2000                         $   73,230
                       2001                             73,230
                       2002                             73,230
                       2003                             73,230
                       2004                             73,230
                    Thereafter                         726,442
                                                    ----------
                       Total                        $1,092,592
                                                    ==========

The total rental expense under this operating lease was $73,230 for each of the years ended December 31, 1999, 1998, and 1997.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                          Notes to Financial Statements


8.   Subsequent Event

In January 2000, the Partnership entered into a contract for the sale of all of the Partnership's buildings and related improvements.

                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number                                                                    Number

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

27.             Financial Data Schedule



-----------------------------------------------

*    Previously filed and incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COPLEY PENSION PROPERTIES VII;
                                            A REAL ESTATE LIMITED PARTNERSHIP



Date: March 29, 2000                        By: /s/ Alison Husid Cutler
                                                -------------------------
                                                    Alison Husid Cutler
                                                    President of the
                                                    Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                            Date
         ---------                      -----                            ----
                                        President, Chief                 March 29, 2000
                                        Executive Officer and
                                        Director of the Managing
 /s/ Alison Husid Cutler                General Partner
---------------------------------
     Alison Husid Cutler

                                        Vice President and               March 29, 2000
                                        Director of the Managing
 /s/ Pamela J. Herbst                   General Partner
---------------------------------
     Pamela J. Herbst

                                        Vice President and               March 29, 2000
                                        Director of the Managing
 /s/ J. Grant Monahon                   General Partner
---------------------------------
     J. Grant Monahon

                                        Vice President of the            March 29, 2000
/s/  James J. Finnegan                  Managing General Partner
---------------------------------
     James J. Finnegan

                                        Treasurer and Principal          March 29, 2000
                                        Financial and Accounting
                                        Officer  of the Managing
/s/ Karin J. Lagerlund                  General Partner
---------------------------------
    Karin J. Lagerlund