Form 10-Q
period 2000-03-31
COPLEY PENSION PROPERTIES VII
filed 2000-05-12
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000                Commission File Number 0-20126



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


                        FOR QUARTER ENDED MARCH 31, 2000


                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
                                             March 31, 2000   December 31, 1999
                                               (Unaudited)        (Audited)
                                             --------------   -----------------

Assets

Real estate investments:
  Joint venture                                 $   801,295         $   820,724
  Property, net                                   2,392,956           2,065,242

  Joint venture held for disposition, net         8,010,353           8,093,276
                                                -----------   -----------------
                                                 11,204,604          10,979,242

Cash and cash equivalents                         3,667,472           4,169,397
                                                -----------   -----------------
                                                $14,872,076         $15,148,639
                                                ===========   =================

Liabilities and Partners' Capital

Accounts payable                                $    57,865         $    82,971
Accrued management fee                               31,021              47,793
Deferred disposition fees                         1,033,108           1,033,108
                                                -----------   -----------------
Total liabilities                                 1,121,994           1,163,872
                                                -----------   -----------------


Partners' capital:
  Limited partners ($454.22 per unit;
    160,000 units authorized,
    42,076 units issued
    and outstanding)                             13,746,095          13,978,434
  General partners                                    3,987               6,333
                                                -----------   -----------------
Total partners' capital                          13,750,082          13,984,767
                                                -----------   -----------------
                                                $14,872,076         $15,148,639
                                                ===========   =================


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)
                                    Three Months Ended March 31,
                                    ---------------------------
                                         2000        1999
                                       --------   ----------
INVESTMENT ACTIVITY

Property rentals                       $127,324   $  488,236
Property operating expenses             (51,425)    (189,826)
Depreciation and amortization           (35,644)     (21,505)
                                       --------   ----------
                                         40,255      276,905

Joint venture earnings                  233,891      275,015
                                       --------   ----------

 Total real estate operations           274,146      551,920

Gain on sale of property                      -    3,302,085
                                       --------   ----------

 Total real estate activity             274,146    3,854,005

Interest on cash equivalents             51,126       55,494
                                       --------   ----------

 Total investment activity              325,272    3,909,499
                                       --------   ----------
PORTFOLIO EXPENSES

Management fees                          31,021       46,784
General and administrative               45,700       54,527
                                       --------   ----------
                                         76,721      101,311
                                       --------   ----------

Net income                             $248,551   $3,808,188
                                       ========   ==========

Net income per limited partnership
 unit                                  $   5.85   $    89.60
                                       ========   ==========
Cash distributions per limited
 partnership unit                      $  11.37   $    13.06
                                       ========   ==========
Number of limited partnership units
 outstanding during the period           42,076       42,076
                                       ========   ==========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                                 Three Months Ended March 31,
                        -----------------------------------------------
                                 2000                    1999
                        ----------------------   ----------------------

                        General      Limited     General    Limited
                        Partners    Partners     Partners   Partners
                        --------   -----------   --------   -----------

Balance at beginning     $ 6,333   $13,978,434   $(25,669)  $22,923,845
  of period

Cash distributions        (4,832)     (478,404)    (5,551)     (549,513)

Net income                 2,486       246,065     38,082     3,770,106
                         -------   -----------   --------   -----------

Balance at end
  of period              $ 3,987   $13,746,095   $  6,862   $26,144,438
                         =======   ===========   ========   ===========



           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                            Three Months Ended March 31,
                                            ---------------------------
                                                2000          1999
                                             ----------   -----------

Net cash provided by operating activities    $   10,737   $   477,681
                                             ----------   -----------

Cash flows from investing activities:
   Investment in property                       (29,426)            -
   Net proceeds from sale of investment               -    12,109,900
   Deferred disposition fees                          -       391,500
                                             ----------   -----------
Net cash provided by (used in)
  investing activities                          (29,426)   12,501,400
                                             ----------   -----------

Cash flows from financing activity:
  Distributions to partners                    (483,236)     (555,064)
                                             ----------   -----------

Net increase (decrease) in cash
  and cash equivalents                         (501,925)   12,424,017

Cash and cash equivalents:
  Beginning of period                         4,169,397     3,985,403
                                             ----------   -----------

  End of period                              $3,667,472   $16,409,420
                                             ==========   ===========





           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and the results of its operations, its cash flows and partners' capital for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

Note 2 - Real Estate Joint Ventures

The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                             March 31, 2000  December 31, 1999
                                             --------------  -----------------
Assets
 Real property, at cost less
   accumulated depreciation of
   $2,984,999 and $2,901,209,respectively        $8,903,438        $ 9,018,328
 Other                                            1,048,985          1,075,246
                                                 ----------        -----------
                                                  9,952,423         10,093,574
Liabilities                                         245,912            230,935
                                                 ----------        -----------


Net assets                                       $9,706,511        $ 9,862,639
                                                 ==========        ===========

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


                             Results of Operations

                             Three Months Ended March 31,
                                     2000      1999
                                   --------  --------
Revenue

  Rental income                    $418,272  $531,759
                                   --------  --------
                                    418,272   531,759
                                   --------  --------


Expenses

  Operating expenses                113,316   112,506
  Depreciation and amortization      90,254    90,183
                                   --------  --------
                                    203,570   202,689
                                   --------  --------

Net income                         $214,702  $329,070
                                   ========  ========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures.

On February 29, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Parkmoor Plaza investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the second quarter of 2000. This investment is classified as Joint Venture Held for Disposition on the Balance Sheets. During the three months ended March 31, 2000 and 1999, the Partnership recognized $252,635 and $251,898 in joint venture earnings from this investment, respectively.

Note 3 - Property

On April 14, 1995, the Partnership acquired, through a limited partnership it controlled, a 174-unit apartment complex in Sherman Oaks, California, known as Regency Court Apartments, for a total price of $9,605,021. The purchase and sale agreement required the seller to supplement the monthly rental income generated from the property to the extent such income was less than $125,000 per month during the one-year period ended April 13, 1996, with such supplement not to exceed $300,000 in total. The supplemental rental income was $115,323, which has been applied to reduce the purchase price in 1995 and 1996.

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


The following is a summary of the Partnership's remaining investment in property:

                                  March 31, 2000   December 31, 1999
                                  ---------------  ------------------

Land                                  $  244,346          $  244,346
Buildings and improvements             2,406,403           2,376,977
Lease Commissions                        197,757             131,838
Accumulated depreciation                (514,686)           (494,916)
Accumulated amortization                 (20,170)             (4,981)
Other net assets (liabilities)            79,306            (188,022)
                                      ----------          ----------
                                      $2,392,956          $2,065,242
                                      ==========          ==========


Note 4 - Subsequent Event

Distributions of cash from operations relating to the quarter ended March 31, 2000 were made on April 27, 2000 in the aggregate amount of $313,657 ($7.38 per limited partnership unit).

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


Liquidity and Capital Resources
-------------------------------

  The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998 and 1999. Through March 31, 2000, capital of $22,964,239 ($545.78 per limited partnership unit) has been returned to the limited partners; $22,005,748 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $454.22.

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

  At March 31, 2000, the Partnership had $3,667,472 in cash and cash equivalents, of which $313,657 was used for operating cash distributions to partners on April 27, 2000. The remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations for the first quarter of 2000 were made at an annualized rate of 6.5% on the adjusted capital contribution of $454.22. Distributions of cash from operations for the first quarter of 1999 were made at the annualized rate of 6% on the adjusted capital contribution of $742.12 per limited partnership unit.

  The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 2000, the appraised value of each real estate investment exceeded its carrying value; the aggregate of such excess was approximately $3,440,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

 Form of Real Estate Investment

  The Drilex investment is a wholly-owned property. The remaining real estate investments in the portfolio, Prentiss Copystar and Parkmoor Plaza, are structured as joint ventures.

  The Regency Court Apartments, which was sold in March 1999, was structured as a wholly-owned property.


  Operating Factors

  One of the Partnership's two industrial properties, Drilex, was 100% leased at March 31, 2000 and March 31, 1999. The other industrial property, Prentiss Copystar was vacant at March 31, 2000, compared to 100% leased at March 31, 1999. Subsequent to quarter end, the Partnership negotiated a long-term lease with a single tenant, which is expected to commence on August 1, 2000, upon completion of tenant improvements.

  As previously discussed, the Regency Court Apartments was sold on March 25, 1999, and the Partnership recognized a gain of $3,287,303. At the time of the sale, the Regency Court Apartments was 97% leased.

  Occupancy at Parkmoor Plaza was 100% at March 31, 2000 where it has remained since the second quarter of 1995. On February 29, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Parkmoor Plaza investment. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the second quarter of 2000.


  Investment Results

  Interest on cash equivalents remained relatively stable between the first quarter of 1999 and 2000.

  Real estate operating results for the first quarter of 2000 and 1999 were $274,146 and $551,920, respectively. The decrease of $277,774 is primarily due to the sale of the Regency Court Apartments and the vacancy at Prentiss Copystar. Partially offsetting this is an increase in operating results at Drilex of approximately $45,000 due to a reimbursement of 1999 taxes received and recognized in 2000. Operating results from the Partnership's remaining investment were relatively unchanged between the respective periods.

  Cash flow from operations decreased by approximately $467,000 between the respective three month periods. The decrease is primarily due to the decrease in distributions from joint ventures due to the vacancy at Prentiss Copystar, as well as the sale of the Regency Court Apartments.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

 Portfolio Expenses

  The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.


  The Partnership management fee decreased approximately $16,000 between the comparable first quarters of 2000 and 1999 due to a decrease in distributions as a result of the sale of the Regency Court Apartments in 1999. General and administrative expenses decreased approximately $9,000 between the comparable first quarters of 2000 and 1999 primarily due to lower taxes.

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2000


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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



                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



May 12, 2000
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



May 12, 2000
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Seventh Copley Corp.