Form 10-Q
period 2000-06-30
COPLEY PENSION PROPERTIES VII
filed 2000-08-14
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

For Quarter Ended June 30, 2000              Commission File Number 0-20126



                        COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


         Massachusetts                                    04-3035851
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     World Trade Center East
     Two Seaport Lane, 16th Floor
     Boston, Massachusetts                                     02210
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


                        FOR QUARTER ENDED JUNE 30, 2000


                                    PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                             June 30, 2000   December 31, 1999
                                              (Unaudited)        (Audited)
                                             -------------   -----------------
ASSETS

Real estate investments:
  Joint venture                              $     842,842   $         820,724
  Property, net                                  2,382,056           2,065,242

  Joint venture held for disposition, net                -           8,093,276
                                             -------------   -----------------
                                                 3,224,898          10,979,242


Cash and cash equivalents                        3,776,906           4,169,397
                                             -------------   -----------------
                                             $   7,001,804   $      15,148,639
                                             =============   =================


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      61,965   $          82,971
Accrued management fee                              23,875              47,793
Deferred disposition fees                        1,384,858           1,033,108
                                             -------------   -----------------
Total liabilities                                1,470,698           1,163,872
                                             -------------   -----------------


Partners' capital:
  Limited partners ($201.44 and
  $454.22 per unit, respectively;
  160,000 units authorized, 42,076
 units issued and outstanding)                   5,502,950          13,978,434
  General partners                                  28,156               6,333
                                             -------------   -----------------
Total partners' capital                          5,531,106          13,984,767
                                             -------------   -----------------
                                             $   7,001,804   $      15,148,639
                                             =============   =================

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)                      Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                    June 30, 2000       June 30, 2000       June 30, 1999       June 30, 1999
                                    -------------       -------------       -------------       -------------
INVESTMENT ACTIVITY

Property rentals                    $      31,534       $     158,858       $      72,555       $     560,791
Property operating expenses                (7,528)            (58,953)            (51,844)           (241,670)
Depreciation and amortization             (35,592)            (71,236)            (21,505)            (43,010)
                                    -------------       -------------       -------------       -------------
                                          (11,586)             28,669                (794)            276,111

Joint venture earnings                    151,888             385,779             276,491             551,506
                                    -------------       -------------       -------------       -------------

 Total real estate operations             140,302             414,448             275,697             827,617

 Gain on sale of property               2,604,939           2,604,939                   -           3,302,085
                                    -------------       -------------       -------------       -------------
  Total real estate activity            2,745,241           3,019,387             275,697           4,129,702


Interest on cash equivalents               56,372             107,498              95,009             150,503
                                    -------------       -------------       -------------       -------------

 Total investment activity              2,801,613           3,126,885             370,706           4,280,205
                                    -------------       -------------       -------------       -------------

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


                                       Three Months Ended  Six Months Ended  Three Months Ended  Six Months Ended
                                         June 30, 2000      June 30, 2000      June 30, 1999      June 30, 1999
                                         -------------      -------------      -------------      -------------
PORTFOLIO EXPENSES

Management fees                                 23,875             54,896             30,055             76,838
General and administrative                      47,085             92,785             34,602             89,130
                                         -------------      -------------      -------------      -------------
                                                70,960            147,681             64,657            165,968
                                         -------------      -------------      -------------      -------------


Net Income                               $   2,730,653      $  2,979,204       $     306,049      $    4,114,237
                                         =============      =============      =============      ==============

Net income per limited partnership
 unit                                    $       64.25      $       70.10      $        7.20      $        96.80
                                         =============      =============      =============      ==============

Cash distributions per limited
 partnership unit                        $      260.16      $      271.53      $      297.13      $       310.19
                                         =============      =============      =============      ==============

Number of limited partnership units
 outstanding during the period                  42,076             42,076             42,076              42,076
                                         =============      =============      =============      ==============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                           Three Months Ended         Six Months Ended         Three Months Ended         Six Months Ended
                             June 30, 2000             June 30, 2000             June 30, 1999             June 30, 1999
                        ------------------------  ------------------------  ------------------------  -----------------------

                        General      Limited      General      Limited      General      Limited      General      Limited
                        Partners     Partners     Partners     Partners     Partners     Partners     Partners     Partners
                        --------   ------------   --------   ------------   --------   ------------   --------   ------------
Balance at beginning    $  3,987   $ 13,746,095   $  6,333   $ 13,978,434   $  6,862   $ 26,144,438   $(25,669)  $ 22,923,845
  of period

Cash distributions        (3,137)   (10,946,492)    (7,969)   (11,424,896)    (4,730)   (12,502,042)   (10,281)   (13,051,555)

Net income                27,306      2,703,347     29,792      2,949,412      3,060        302,989     41,142      4,073,095
                        --------   ------------   --------   ------------   --------   ------------   --------   ------------

Balance at end
  of period             $ 28,156   $  5,502,950   $ 28,156   $  5,502,950   $  5,192   $ 13,945,385   $  5,192   $ 13,945,385
                        ========   ============   ========   ============   ========   ============   ========   ============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Six Months Ended June 30,
                                              ---------------------------
                                                  2000           1999
                                              ------------   ------------

Net cash provided by operating activities     $    190,408   $    845,485
                                              ------------   ------------
Cash flows from investing activities:
 Net proceeds from sale of investment           10,649,149     12,109,900
 Deferred disposition fees                         351,750        391,500
 Investment in property                            (29,426)             -
   Investment in joint venture                    (121,507)             -
                                              ------------   ------------
 Net cash provided by investing activities      10,849,966     12,501,400
                                              ------------   ------------

Cash flows from financing activity:
 Distributions to partners                     (11,432,865)   (13,061,836)
                                              ------------   ------------

Net (decrease) increase in cash
 and cash equivalents                             (392,491)       285,049

Cash and cash equivalents:
 Beginning of period                             4,169,397      3,985,403
                                              ------------   ------------

 End of period                                $  3,776,906   $  4,270,452
                                              ============   ============


          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999 and the results of its operations, and partners' capital for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

     Certain reclassifications have been made in the footnotes to conform to the current period presentations.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired the two real estate investments it currently owns prior to 1991. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

Note 2 - Real Estate Joint Ventures
-----------------------------------

     On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,899 after closing costs and recognized a gain of $2,604,939 ($61.29 per limited partnership unit) on the sale. Net proceeds includes a return of capital and accrued priority return totaling $9,867,883. A disposition fee was accrued but not paid to the Advisor. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (one at June 30, 2000 and two at December 31, 1999:

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


                            Assets and Liabilities
                            ----------------------

                                             June 30, 2000  December 31, 1999
                                             -------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $458,978 and $432,764,
     respectively                               $2,485,996         $2,386,939
  Other                                             61,057             11,877
  Joint venture held for disposition, net                -          7,574,762
                                                ----------         ----------
                                                 2,547,053          9,973,578

Liabilities                                        146,471            110,939
                                                ----------         ----------

Net assets                                      $2,400,582         $9,862,639
                                                ==========         ==========


                             Results of Operations
                             ---------------------

                                                  Six Months Ended June 30,
                                                   2000               1999
                                                ----------         ----------

Revenue

  Rental income                                 $  718,989         $1,061,482
                                                ----------         ----------
                                                   718,989          1,061,482
                                                ----------         ----------

Expenses

  Operating expenses                               235,196            230,339
  Depreciation and amortization                    154,795            180,365
                                                ----------         ----------
                                                   389,991            410,704
                                                ----------         ----------

Net income                                      $  328,998         $  650,778
                                                ==========         ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     The 2000 Results of Operations (above) include activity from the Parkmoor Plaza investment through the date of sale, May 31, 2000. The Partnership recognized net income of $416,230 and $506,817 for the six months ended June 30, 2000 and 1999, respectively.

Note 3 - Property
-----------------

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

     The following is a summary of the Partnership's last remaining investment in property:

                                  June 30, 2000   December 31, 1999
                                  -------------   -----------------

Land                                 $  244,346          $  244,346
Buildings and improvements            2,406,403           2,376,977
Lease Commissions                       220,887             131,838
Accumulated depreciation               (534,456)           (494,916)
Accumulated Amortization                (35,307)             (4,981)
Other net assets (liabilities)           80,183            (188,022)
                                     ----------          ----------
                                     $2,382,056          $2,065,242
                                     ==========          ==========

Note 4 - Subsequent Events
--------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 2000 were made on July 27, 2000 in the aggregate amount of $241,406 ($5.68 per limited partnership unit).

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999 and 2000. Through June 30, 2000, capital of
$33,600,210 ($798.56 per limited partnership unit) has been returned to the limited partners: $32,641,719 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of these transactions, the adjusted capital contribution was reduced to $201.44.

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

     On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,899 after closing costs and recognized a gain of $2,604,939 ($61.29 per limited partnership unit) on the sale. Net proceeds includes a return of capital and accrued priority return totaling $9,867,883. A disposition fee was accrued but not paid to the Advisor. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     At June 30, 2000, the Partnership had $3,776,906 in cash and cash equivalents, of which $241,406 was used for operating cash distributions to partners on July 27, 2000; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 2000 were made at an annualized rate of 6.5% on the adjusted capital contribution of $454.22. Distributions of cash from operations relating to the second quarter of 2000 were made at an annualized rate of 5% on the adjusted capital contribution of $454.22. The rate decrease in the second quarter of 2000 is primarily due to a decrease in cash available for distribution due to the sale of Parkmoor Plaza on May 31, 2000. Distributions of cash from operations relating to the first quarter of 1999 were made at an annualized rate of 6% on the adjusted capital contribution of $742.12. Cash distributions relating to the second quarter of 1999 were made at an annualized rate of 5.25% on the weighted average adjusted capital contribution of $545.10. The rate decrease between the first and second quarters of 1999 was due to a decrease in cash available for distribution as a result of the sale of Regency Court Apartments on March 25, 1999.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 2000, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $440,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investment

     The Drilex investment is a wholly-owned property. The remaining real estate investment, Prentiss Copystar is structured as a joint venture.

     Operating Factors

     As mentioned above, The Parkmoor Plaza investment was sold on May 31, 2000 and the Partnership recognized a gain of $2,604,939. The property was 100% leased at the time of sale, as it was on December 31, 1999.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     As mentioned above, the Regency Court Apartments investment was sold on March 25, 1999. The Partnership recognized a gain of $3,287,303. Regency Court was 97% leased at the time of sale.

     One of the Partnership's two industrial properties, Drilex, was 100% leased by a single tenant at June 30, 2000 as it was at June 30, 1999. The other industrial property, Prentiss Copystar, was vacant at June 30, 2000 compared to 100% leased at June 30, 1999. During the first quarter of 2000, the Partnership executed a long-term lease with a single tenant, which is expected to commence during August 2000, upon completion of tenant improvements.

     Investment Results

     For the three and six months ended June 30, 2000, operating results from real estate operations were $140,302 and $414,448, respectively, compared to $275,697 and $827,617 for the comparable periods in 1999. The decreases of $135,395 and $413,169 for the comparative three and six month periods are due to a decrease in both joint venture earnings as well as property operations. The decrease in joint venture earnings is a result of the Parkmoor Plaza sale on May 31, 2000 and the vacancy at Prentiss Copystar. The three month decrease in property operations for the period ended June 30, 2000 is due to a reversal of reimbursement income recorded in the first quarter of 2000 offset by a reversal of property taxes also recorded in the first quarter of 2000 at Drilex. The overall six month decrease in property operations is due to the decrease in operating results at Drilex, as discussed, as well as the sale of Regency Court in March 1999.

     Interest on cash equivalents for the three and six months ended June 30, 2000, was $56,372 and $107,498, respectively, compared to $95,009 and $150,503 for the same periods in 1999. The decreases of $38,637 and $43,005 for the comparative three and six month periods are primarily due to lower average investment balances in 2000, as a result of the decrease in operating activity, discussed above.

     Operating cash flow decreased $655,077 between the six months ended June 30, 1999 and June 30, 2000. The decrease is due to the decrease in distributions from joint ventures, and a decrease in property working capital as well as the decrease in operating activity, discussed above.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     For the three and six months ended June 30, 2000, management fees were $23,875 and $54,896, respectively, compared to $30,055 and $76,838 for the comparable periods in 1999. The decreases in management fees for the respective three and six month periods are due to lower operational distributions as a result of a decrease in distributions from joint ventures due to the vacancy at Prentiss Copystar and the sales of Regency Court Apartments in 1999 and Parkmoor Plaza in 2000.

     General and administrative expenses for the three and six months ended June 30, 2000 were $47,085 and $92,785, respectively, compared to $34,602 and $89,130 for the same periods in 1999. The increases between the comparative three and six month periods are primarily due to higher taxes, investor servicing and printing fees.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 2000


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

          b. Reports on Form 8-K: During the quarter ended June 30, 2000, one Current Report on Form 8-K was filed on June 13, 2000 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the May 31, 2000 sale of Parkmoor Plaza.

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



                                   COPLEY PENSION PROPERTIES VII;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (Registrant)



August 14, 2000
                                   /s/ Alison L. Husid
                                   -------------------------------
                                   Alison L. Husid
                                   President, Chief Executive Officer
                                   And Director of Managing General
                                   Partner, Seventh Copley Corp.



August 14, 2000
                                   /s/ Karin J. Lagerlund
                                   -------------------------------
                                   Karin J. Lagerlund
                                   Principal Financial and Accounting
                                   Officer of Managing General Partner,
                                   Seventh Copley Corp.