Form 10-Q
period 2000-09-30
COPLEY PENSION PROPERTIES VII
filed 2000-11-13
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
------------------------------------------------------------------------------

     For Quarter Ended September 30, 2000  Commission File Number 0-20126



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

                                  Yes  X    No

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 2000
                                    PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                 September 30, 2000         December 31, 1999
                                                     (Unaudited)                (Audited)
                                                 -------------------        -----------------
ASSETS

Real estate investments:
 Joint venture                                       $    892,748             $      820,724
 Property, net                                          2,343,839                  2,065,242

 Joint venture held for disposition, net                        -                  8,093,276
                                                     ------------             --------------
                                                        3,236,587                 10,979,242

Cash and cash equivalents                               3,658,947                  4,169,397
                                                     ------------             --------------

                                                     $  6,895,534             $   15,148,639
                                                     ============             ==============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                     $     74,632             $       82,971
Accrued management fee                                          -                     47,793
Deferred disposition fees                               1,384,858                  1,033,108
                                                     ------------             --------------

Total liabilities                                       1,459,490                  1,163,872
                                                     ------------             --------------

Partners' capital:
  Limited partners ($201.44 and
  $454.22 per unit, respectively;
  160,000 units authorized, 42,076
  units issued and outstanding)                         5,408,839                 13,978,434
  General partners                                         27,205                      6,333
                                                     ------------             --------------
Total partners' capital                                 5,436,044                 13,984,767
                                                     ------------             --------------
                                                     $  6,895,534             $   15,148,639
                                                     ============             ==============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)                      Three Months Ended    Nine Months Ended   Three Months Ended    Nine Months Ended
                                 September 30, 2000   September 30, 2000   September 30, 1999   September 30, 1999
                                 -------------------  -------------------  -------------------  -------------------
INVESTMENT ACTIVITY

Property rentals                      $  82,120           $  240,978            $   75,371            $   636,162
Property operating expenses               2,730              (56,223)               (3,425)              (245,095)
Depreciation and amortization           (37,449)            (108,685)              (21,506)               (64,516)
                                      ---------           -----------           ----------            -----------
                                         47,401               76,070                50,440                326,551

Joint venture earnings                  144,703              530,482               182,449                733,955
                                      ---------           -----------           ----------            -----------

  Total real estate operations          192,104              606,552               232,889              1,060,506

  Gain on sale of property             (103,770)           2,501,169                     -              3,302,085
                                      ---------           -----------           ----------            -----------

  Total real estate activity             88,334            3,107,721               232,889              4,362,591

Interest on cash equivalents            104,354              211,852                54,018                204,521
                                      ---------           -----------           ----------            -----------

  Total investment activity             192,688            3,319,573               286,907              4,567,112
                                      ---------           -----------           ----------            -----------

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

                                       Three Months Ended  Nine Months Ended   Three Months Ended  Nine Months Ended
                                       September 30, 2000  September 30, 2000  September 30, 1999  September 30, 1999
                                       ------------------  ------------------  ------------------  ------------------

PORTFOLIO EXPENSES
Management fees                                     -               54,896              33,543             110,381
General and administrative                     46,344              139,129              47,459             136,589
                                           ----------          -----------         -----------         -----------
                                               46,344              194,025              81,002             246,970
                                           ----------          -----------         -----------         -----------

Net Income                                 $  146,344          $ 3,125,548         $   205,905         $ 4,320,142
                                           ==========          ===========         ===========         ===========

Net income per limited partnership
 unit                                      $     3.44          $     73.54         $      4.85         $    101.65
                                           ==========          ===========         ===========         ===========

Cash distributions per limited
 partnership unit                          $     5.68          $    277.21         $      7.15         $    317.34
                                           ==========          ===========         ===========         ===========

Number of limited partnership units
 outstanding during the period                 42,076               42,076              42,076              42,076
                                           ==========          ===========         ===========         ===========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                          Three Months Ended        Nine Months Ended         Three Months Ended        Nine Months Ended
                          September 30, 2000        September 30, 2000        September 30, 1999        September 30, 1999
                        -----------------------  ------------------------  ------------------------  ------------------------
                        General      Limited     General      Limited      General      Limited      General      Limited
                        Partners    Partners     Partners     Partners     Partners     Partners     Partners     Partners
                        --------   -----------   --------   ------------   --------   ------------   --------   ------------
Balance at beginning    $ 28,156   $5,502,950    $  6,333   $ 13,978,434   $  5,192   $13,945,385    $(25,669)  $ 22,923,845
  of period

Cash distributions        (2,414)    (238,992)    (10,383)   (11,663,888)    (3,039)     (300,843)    (13,320)   (13,352,398)

Net income                 1,463      144,881      31,255      3,094,293      2,059       203,846      43,201      4,276,941
                        --------   -----------   --------   ------------   --------   ------------   --------   ------------
Balance at end
  of period             $ 27,205   $ 5,408,839   $ 27,205   $  5,408,839   $  4,212   $ 13,848,388   $  4,212   $ 13,848,388
                        ========   ===========   ========   ============   ========   ============   ========   ============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                  2000           1999
                                              ------------   ------------

Net cash provided by operating activities     $    348,213   $  1,205,183
                                              ------------   ------------
Cash flows from investing activities:
 Net proceeds from sale of investment           10,648,672     12,109,900
 Deferred disposition fees                         351,750        391,500
 Investment in property                            (29,426)             -
 Investment in joint venture                      (155,388)             -
                                              ------------   ------------
 Net cash provided by investing activities      10,815,608     12,501,400
                                              ------------   ------------

Cash flows from financing activity:
 Distributions to partners                     (11,674,271)   (13,365,718)
                                              ------------   ------------

Net (decrease) increase in cash
 and cash equivalents                             (510,450)       340,865

Cash and cash equivalents:
 Beginning of period                             4,169,397      3,985,403
                                              ------------   ------------

 End of period                                $  3,658,947   $  4,326,268
                                              ============   ============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999 and the results of its operations and partners' capital for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements. We prepared the unaudited financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted.

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

Note 2 - Real Estate Joint Ventures
-----------------------------------

     On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 after closing costs and recognized an initial gain on the sale of $2,604,939, which, due to an additional cash distribution offset by an adjustment made to depreciation recogized during the third quarter of 2000, the gain was decreased to $2,501,169 ($58.85 per limited partnership unit). Net proceeds includes a return of capital and accrued priority return totaling $9,867,883. A disposition fee was accrued but not paid to the Advisor. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (one at September 30, 2000 and two at December 31, 1999):

                            Assets and Liabilities
                            ----------------------

                                        September 30, 2000  December 31, 1999
                                        ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $472,085 and $432,764,
     respectively                            $ 2,757,571        $ 2,386,939
  Other                                          132,113             11,877
  Property held for disposition, net                   -          7,574,762
                                             -----------        -----------
                                               2,889,684          9,973,578

Liabilities                                      442,039            110,939
                                             -----------        -----------

Net assets                                   $ 2,447,645        $ 9,862,639
                                             ===========        ===========

                             Results of Operations
                             ---------------------

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                 2000                 1999
                                               --------             --------
Revenue

  Rental income                                $777,616            $1,586,773
                                               --------            ----------
                                                777,616             1,586,773
                                               --------            ----------
Expenses

  Operating expenses                            227,499               355,986
  Depreciation and amortization                  39,321               271,156
                                               --------            ----------
                                                266,820               627,142
                                               --------            ----------
Net income                                     $510,796            $  959,631
                                               ========            ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

   The 2000 Results of Operations (above) include activity from the Parkmoor Plaza investment through the date of sale, May 31, 2000. The Partnership recognized net income of $544,224 and $665,922 from this investment for the nine months ended September 30, 2000 and 1999, respectively.

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

 The following is a summary of the Partnership's last remaining investment in property:

                                      September 30, 2000    December 31, 1999
                                      ------------------    -----------------
Land                                      $  244,346           $  244,346
Buildings and improvements                 2,406,403            2,376,977
Lease Commissions                            241,134              131,838
Accumulated depreciation                    (554,226)            (494,916)
Accumulated Amortization                     (52,301)              (4,981)
Other net assets (liabilities)                58,483             (188,022)
                                          ----------           ----------
                                          $2,343,839           $2,065,242
                                          ==========           ==========

Note 4 - Subsequent Events
--------------------------

     Distributions of cash from original working capital reserves were made on October 26, 2000 relating to the quarter ended September 30, 2000 in the aggregate amount of $1,491,173 ($35.44 per limited partnership unit).

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999 and 2000. Through September 30, 2000, capital of $33,600,210 ($798.56 per limited partnership unit) has been returned to the limited partners: $32,641,719 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of these transactions, the adjusted capital contribution was reduced to $201.44.

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

     On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 after closing costs and recognized an initial gain on the sale of $2,604,939, which, due to an additional cash distribution offset by an adjustment made to depreciation recogized during the third quarter of 2000, the gain was decreased to $2,501,169 ($58.85 per limited partnership unit). Net proceeds includes a return of capital and accrued priority return totaling $9,867,883. A disposition fee was accrued but not paid to the Advisor. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     At September 30, 2000, the Partnership had $3,658,947 in cash and cash equivalents, of which $1,491,173 was used for capital cash distributions of original working capital reserves to partners on October 26, 2000; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 2000 were made at an annualized rate of 6.5% on the adjusted capital contribution of $454.22. Distributions of cash from operations relating to the second quarter of 2000 were made at an annualized rate of 5% on the adjusted capital contribution of $454.22. The rate decrease in the second quarter of 2000 is primarily due to a decrease in cash available for distribution due to the sale of Parkmoor Plaza on May 31, 2000. There were no distributions of cash from operations relating to the third quarter of 2000 due to insufficient cash flow resulting from the sale of Parkmoor Plaza, Prentiss Copystar being vacant during the first eight months of 2000 and the Drilex having reduced its cash flow to the Partnership due to payments of capital expenditures. Distributions of cash from operations relating to the first quarter of 1999 were made at an annualized rate of 6% on the adjusted capital contribution of $742.12. Cash distributions relating to the second quarter of 1999 were made at an annualized rate of 5.25% on the weighted average adjusted capital contribution of $545.10. Cash distributions relating to the third quarter of 1999 were made at an annualized rate of 7.00% on the adjusted capital contribution of $456.12.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 2000, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $580,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investment

     The Drilex investment is a wholly-owned property. The other remaining real estate investment, Prentiss Copystar, is structured as a joint venture.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Operating Factors

     As mentioned above, The Parkmoor Plaza investment was sold on May 31, 2000 and the Partnership recognized an initial gain of $2,629,738, however during the third quarter of 2000, it was decreased to 2,501,169 due to a depreciation adjustment. The property was 100% leased at the time of sale.

     As mentioned above, the Regency Court Apartments investment was sold on March 25, 1999. The Partnership recognized a gain of $3,287,303. Regency Court was 97% leased at the time of sale.

     Both of the Partnership's industrial properties were 100% leased by a single tenant at September 30, 2000, as they were at September 30, 1999.

     Investment Results

     For the three and nine months ended September 30, 2000, real estate operations were $192,104 and $606,552, respectively, compared to $232,889 and $1,060,506 for the comparable periods in 1999. The decreases of $40,785 and $453,954 for the comparative three and nine month periods are due to a decrease in both joint venture earnings as well as property operations. Both the three and nine month decreases in joint venture earnings are a result of the Parkmoor Plaza sale on May 31, 2000 and the vacancy at Prentiss Copystar during the first eight months of 2000. The three month decrease in property operations for the period ended September 30, 2000 is due to an increase in depreciation offset by higher rental income and lower operating expenses as a result of a refund received for duplicate payment of 1999 real estate taxes, as well as an increase in earnings due to an adjustment in depreciation related to Parkmoor Plaza. The nine month decrease in property operations is due to a reimbursement of property taxes at Drilex and the sale of Regency Court in March 1999.

     Interest on cash equivalents for the three and nine months ended September 30, 2000, was $104,354 and $211,852, respectively, compared to $54,018 and
$204,521 for the same periods in 1999. The increase of $50,336 for the comparative three month periods is primarily due to a higher average investment due to the temporary investment of proceeds from the sale of Parkmoor Plaza before distribution to the limited partners. The overall comparative nine month activity remained relatively stable.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     For the three and nine months ended September 30, 2000, management fees were $0 and $54,896, respectively, compared to $33,543 and $110,381 for the comparable periods in 1999. The decreases in management fees for the respective three and nine month periods are due to lower operational distributions as a result of a decrease in distributions received from joint ventures due to the vacancy at Prentiss Copystar for the first eight months of 2000 and the sales of Regency Court Apartments in 1999 and Parkmoor Plaza in 2000.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 2000


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   None.

          b.  Reports on Form 8-K:   No Current Reports on Form 8-K
              were filed during the quarter ended September 30, 2000.

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


                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



November 13, 2000
                             /s/ Alison L. Husid
                             -------------------------
                             Alison L. Husid
                             President, Chief Executive Officer
                             And Director of Managing General
                             Partner, Seventh Copley Corp.


November 13, 2000
                             /s/ Jem A. Hudgins
                             --------------------------
                             Jem A. Hudgins
                             Principal Financial and Accounting
                             Officer of Managing General Partner,
                             Seventh Copley Corp.