Form 10-K
period 2000-12-31
COPLEY PENSION PROPERTIES VII
filed 2001-03-28
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-20126
                              --------------------

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

                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  |X|      No  |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      No voting stock is held by nonaffiliates of the Registrant.

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

      As of December 31, 2000 the Partnership is invested in the two real property investments described in B. and C. below. Additionally, the Partnership sold five other real estate investments between 1991 and 2000. The principal terms of these sales are set forth in the following table:

                            Date         Net Sale  Distribution   Distribution
        Investment          Sold         Proceeds    Per Unit         Date
        ----------          ----         --------    --------         ----
Parkmoor Plaza              5/00      $11,000,422    $252.78          6/00
Regency Court               3/99      $12,486,618    $286.00          3/99
Waterford Apartments        8/98       $5,446,250    $129.00          8/98
Kachina Apartments          8/94       $9,679,291    $104.00           *
Dornier Medical Systems     9/91       $4,696,621     $4.00          10/91

* In regards to the sale of the Kachina Apartments, two distributions were made. The first one was made in January of 1995 for $24.00 per unit and the second one was made in October of 1995 for $80.00 per unit.

      A.    Retail Center in San Jose, California ("Parkmoor Plaza").

      On September 20, 1989, the Partnership acquired a 75% interest in a joint venture formed with SBC & D Co., Inc. As of December 31, 1999, the Partnership had contributed $9,786,330 to the capital of the joint venture out of a maximum commitment of $10,000,000. The joint venture agreement entitled the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. During the first 120 months following the date of the joint venture agreement, to the extent sufficient cash flow was not available therefor, up to 1% of such preferred return was permitted to accrue and bear interest at the rate of 10% per annum, compounded monthly. The balance of the preferred return was payable monthly on a current basis. Commencing with the 121st month following the date of the joint venture agreement, the full amount of the preferred return has been payable monthly on a current basis. The joint venture agreement also entitled the Partnership to receive 75% of remaining cash flow and 75% of sale and refinancing proceeds following the return of the Partnership's investment.

      The joint venture owned a leasehold interest pursuant to a ground lease in
13.791 acres of land and a fee interest in three retail buildings totaling approximately 149,825 square feet in San Jose, California. The ground lease terminates on November 12, 2014 and provides for an annual rental of $73,230 payable in equal monthly installments. The joint venture had the option to extend the lease for an additional 25 years. The rent for the extended term would be determined in accordance with provisions set forth in the lease. The joint venture also had the option to purchase the land upon notice from the owner of its intention to sell to an unrelated third party and its acceptance of a bona fide offer. The property has been fully converted from industrial to retail use.

      On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 and recognized a gain of $2,501,169 ($58.85 per limited partnership unit). On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

      B.    Office/Warehouse Building in Houston, Texas ("Drilex").

      On December 18, 1990, the Partnership acquired a 75% interest in a joint venture formed with an affiliate of The Trammell Crow Company ("Trammell Crow"). The Partnership had contributed $2,294,713 to the capital of the joint venture. The joint venture agreement entitled the Partnership to receive a preferred return on its invested capital at the rate of 11% per annum, which was payable currently until the Partnership had received an aggregate of $56,115. Upon completion of construction the preferred return would accrue, if sufficient cash flow was not available therefor. In addition, upon rental of the building, the joint venture was also obligated to pay to the Partnership the amount of $2,755 on a monthly basis. This amount represented full amortization over a ten year period of the cost of special tenant improvements and was applied against both the contributed capital and the preferred return. The joint venture agreement also entitled the Partnership to receive 50% of the net proceeds of sales after return of its capital if the building was sold within one year of the tenant's occupancy for a cash price of greater than $2,800,000. Under any other circumstances, the Partnership's share of sale proceeds was 75%. As of January 1, 1993, the Partnership acquired Trammell Crow's equity interest in the joint venture for $70,000.

      The Partnership owns approximately 3.4 acres of land in Houston, Texas, improved with an approximately 53,750 square foot single story office/warehouse building constructed in 1991. As of December 31, 2000, the building was 100% occupied by a single tenant under a long-term lease that expires in January 2010.

      In February, 2001, the Partnership executed a Purchase and Sale Agreement to sell the Drilex investment. Although no assurances can be made, this sale is expected to conclude during the second quarter of 2001.

      C.    Industrial Building in Itasca, Illinois ("Prentiss Copystar").

      On May 23, 1991, the Partnership acquired a 23.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 51.75% interest, and with an affiliate of Prentiss Properties, Ltd (the "Developer"). As of December 31, 2000, the Partnership had contributed $1,197,807 to the capital of the joint venture, which includes default contributions made on behalf of the Developer. Of the capital contributed and not returned, $690,223 is characterized as Senior Capital, $308,725 is characterized as Junior Capital and $198,859 is characterized as Deficit and Default Contributions The joint venture agreement entitles the Partnership to receive a preferred return, compounded monthly, of 11% per annum of which the return on Senior Capital will be payable currently, the return on Junior Capital, Deficit and Default Contributions may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership would be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 23.25% of the net proceeds of sales and financings after return of its capital and 23.25% of cash flow remaining after payment of the preferred return, both of which have been adjusted to 27.70% as of December 31, 2000, as a result of its Default Contribution, in accordance with the joint venture agreement.

      The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. As of December 31, 2000, the building was 100% leased.

      On January 24, 2001, the Partnership, its Affiliate, and the Developer executed a Purchase and Sale Agreement to sell the Prentiss Copystar investment. This sale was concluded on February 26, 2001 at which time the Partnership recognized approximately $401,000 of its share of the gain from the sale of this investment.

Item 2. Properties

      The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

--------------------------------------------------------------------------------------------------------------------
                         Estimated  Number of                  Square
                           2001      Tenants                    Feet                                        Line of
                          Annual   with 10% or                   of                                      Business of
                          Realty     more of    Name(s) of      Each    Contract    Lease      Renewal    Principal
        Property          Taxes        GLA       Tenant(s)     Tenant     Rent    Expiration   Options     Tenants
--------------------------------------------------------------------------------------------------------------------
Office/Warehouse          $0 (1)        1       W-H Energy     53,750    $5.34      1/2010      Two 5     Oil Field
Building in Houston, TX                          Services                                       year       Service
                                                                                               options     Company

Industrial Building,     $80,100        1         Pittman      70,535    $5.50      8/2015       N/A      Printing
Itasca, IL                                        Company                                                   and
                                                                                                          Supplies
--------------------------------------------------------------------------------------------------------------------

(1) Tenant responsible for real property taxes.

      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

-------------------------------------------------------------------------------
                                                                       Net
                                   Gross                   Rental   Effective
                                 Leasable     Year-End    Revenue     Rent
           PROPERTY                Area       Occupancy Recognized  ($/sf/yr)*
-------------------------------------------------------------------------------

Office/Warehouse Building in
         Houston, TX
             1995                 53,750        100%     $283,886     $5.28
             1996                 53,750        100%     $302,304     $5.62
             1997                 53,750        100%     $303,592     $5.65
             1998                 53,750        100%     $301,797     $5.61
             1999                 53,750        100%     $522,374     $9.72
             2000                 53,750        100%     $319,822     $5.95

Industrial Building, Itasca, IL
             1995                 70,535        100%     $479,000     $6.79
             1996                 70,535        100%     $492,000     $6.98
             1997                 70,535        100%     $462,000     $6.55
             1998                 70,535        100%     $468,000     $6.64
             1999                 70,535         0%      $367,942     $6.96
             2000                 70,535        100%     $220,715     $6.26
-------------------------------------------------------------------------------

*Net effective rent calculation is based on average occupancy during the respective year.

      Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 2000:

----------------------------------------------------------------------------------------
                               TENANT AGING REPORT

                                                                 Total
                                       # of                     Annual   Percentage of
                                      Lease        Total       Contract   Gross Annual
              Property             Expirations  Square Feet      Rent        Rental*
----------------------------------------------------------------------------------------
Office/Warehouse Building in
Houston, TX
                2001                     0            0           $0           0%
                2002                     0            0           $0           0%
                2003                     0            0           $0           0%
                2004                     0            0           $0           0%
                2005                     0            0           $0           0%
                2006                     0            0           $0           0%
                2007                     0            0           $0           0%
                2008                     0            0           $0           0%
                2009                     0            0           $0           0%
                2010                     1       53,750       $6,866         100%

Industrial Building, Itasca, IL (1)
                2001                     0            0           $0           0%
                2002                     0            0           $0           0%
                2003                     0            0           $0           0%
                2004                     0            0           $0           0%
                2005                     0            0           $0           0%
                2006                     0            0           $0           0%
                2007                     0            0           $0           0%
                2008                     0            0           $0           0%
                2009                     0            0           $0           0%
                2010                     0            0           $0           0%
----------------------------------------------------------------------------------------

* Does not include expenses paid by tenants.

(1) Remaining lease does not expire within 10 years.

      The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

---------------------------------------------------------------------------------------------
                                                 Rate of                 Life    Accumulated
        Entity / Property           Tax Basis  Depreciation    Method  in years  Depreciation
---------------------------------------------------------------------------------------------
Office/Warehouse Building,
Houston, TX

Building & Improvements            $2,406,854     2.50%          SL       40       $479,339
                                   ----------                                      --------
Total Depreciable Assets           $2,406,854                                      $479,339

Industrial Building, Itasca
Illinois

Building & Improvements            $2,302,015     2.50%          SL       40       $494,260
                                   ----------                                      --------
Total Depreciable Assets           $2,302,015                                      $494,260

Total Depreciable Assets           $4,708,869                                      $973,599
                                   ==========                                      ========
---------------------------------------------------------------------------------------------

SL = Straight Line

      Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

      Industrial Building in Itasca, Illinois

      The metropolitan Chicago Industrial market contains in excess of 900-million-square-feet of inventory with a year-end 2000 vacancy rate of 6.9%, a decrease from the 8.0% vacancy rate at year-end 1999. Both speculative construction and build-to-suit activity was strong in 2000, adding 6.3-million-square-feet and 3.9-million-square-feet, respectively. The market with the highest concentration of development is in the I-55 corridor, located south of the Itasca building. With the scarcity of land in the DuPage and O'Hare markets, users are moving farther south into the I-55 corridor and beyond. The Partnership's property is located in the North DuPage County submarket. Most tenants in this submarket rely on close proximity to the O'Hare International Airport and to convenient access to Interstates 355, 290, 90, and the O'Hare Expressway.

      Office/Warehouse Building in Houston, Texas

      The Northwest Houston Industrial submarket is defined as the area west of Interstate 45 and North of Interstate 10 and currently has in excess of 36.5-million-square-feet of institutional grade industrial properties. Northwest Houston continues to be the preferred location for all types of industrial tenants due to its easy access to various parts of Houston and surrounding areas. The Northwest submarket has an abundance of bulk warehouse, office/warehouse, and service center space that caters to the needs of all types of tenants. The typical tenant in this submarket is a bulk distribution tenant ranging in size from 25,000 to 75,000-square-feet.

      The Northwest submarket remained the most active market in terms of new construction and gross leasing activity. Occupancy in the Northwest submarket is approximately 87%. New construction of speculative projects completed in 1999 totaled 2.6-million-square-feet by 14 different developers. The vast majority of this new construction has been bulk warehouse product. In 2000, most developers continued to focus on bulk warehouse.

      The Partnership's property is located in the Northwest Houston submarket. This location allows for easy access to Highway 290, Hempstead Highway and the Sam Houston Parkway and is within one of the most vibrant industrial submarkets in all of Houston. The Northwest Industrial Market is benefiting from the combined effects of three years of strong job growth, large amounts of space absorption, rapidly increasing rental rates and steady supply of new space.

Item 3. Legal Proceedings.

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

      As of December 31, 2000, there were 5,655 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated April 27, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 2000, cash distributions paid in 2000 or distributed after year end with respect to 2000 to the Limited Partners totaled $12,676,657, including $10,635,971 of returned capital from the proceeds of a sale of real property and $1,491,173, of returned capital from original working capital reserves. For the year ended December 31, 1999, cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners totaled $13,696,999 including $12,033,736 of returned capital from the proceeds of a sale of real property and $79,944 of returned capital from original working capital reserves.

      Cash distributions exceeded net income in 2000 and 1999. However, distributions of operating cash flow were less than cash generated by operating activities. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                          For Year         For Year         For Year         For Year         For Year
                          Ended or         Ended or         Ended or         Ended or         Ended or
                          As of:           As of:           As of:           As of:           As of:
                          12/31/00 (1)     12/31/99 (2)     12/31/98 (3)     12/31/97         12/31/96 (4)
                          ------------     ------------     ------------     ------------     ------------
Revenues                  $ 3,643,661      $ 5,562,433      $ 5,544,041      $ 3,453,194      $ 3,250,812

Net Income                $ 3,179,838      $ 4,871,411      $ 3,960,679      $ 1,942,196      $ 1,751,136

Net Income per
Unit of Limited
Partnership
Interest
Outstanding               $     74.82      $    114.62      $     93.19      $     45.70      $     41.20

Total Assets              $ 5,472,706      $15,148,639      $23,685,914      $28,125,153      $28,758,619

Total Cash
Distributions
per Limited
Partnership
Unit
Outstanding
for the entire
period,
including amounts
distributed after
year end with
respect to such year      $    301.28      $    325.53      $    198.47      $     61.88      $     65.90

(1) 2000 Revenues and Net Income include a gain on sale of investment of $2,501,169. Cash distributions include a return of capital of $288.22.

(2) 1999 Revenues and Net Income include a gain on sale of investment of $3,287,303. Cash distributions include a return of capital of $286.00.

(3) 1998 Revenues and Net Income include a gain on sale of investment of $2,076,945. Cash distributions include a return of capital of $141.88.

(4)   1996 Cash Distributions include a return of capital of $8.00.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in September, 1990 and a total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, and for working capital reserves. The Partnership made the two investments it currently owns described in Item 1 hereof, and five additional investments which were sold in 1991, 1994, 1998, 1999 and 2000, respectively. Through December 31, 2000, capital of $35,091,383 ($834.00 per Limited Partnership Unit) has been returned to the limited partners; $32,641,719 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $2,113,056 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $166.00.

      On August 7, 1998, the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (25%) and an affiliate (75%), was sold to an institutional buyer which was unaffiliated with the Partnership. The total gross sale price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250, after closing costs and recognized a gain of $2,076,945 ($48.87 per Limited Partnership Unit). A disposition fee was accrued but not paid to AEW Real Estate Advisors, Inc. (the "Advisor"). On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129.00 per Limited Partnership Unit) from the proceeds of the sale.

      On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party for a gross sale price of $13,050,000. The Partnership received net proceeds of $12,486,618 and recognized a gain of $3,287,303 ($77.35 per Limited Partnership Unit). A disposition fee was accrued but not paid to the Advisor. On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286.00 per Limited Partnership Unit) from the proceeds of the sale.

      On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 and a gain of $2,501,169 ($58.85 per limited partnership unit). A disposition fee was accrued but not paid to AEW. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

      At December 31, 2000, the Partnership had $2,215,637 in cash and cash equivalents which will be used as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's cash equivalents and real estate investments and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 2000 were made at an annualized rate of 6.5% on the adjusted capital contribution of $454.22. Distributions of cash from operations relating to the second quarter of 2000 were made at an annualized rate of 5% on the adjusted capital contribution of $454.22. The rate decrease in the second quarter of 2000 is primarily due to a decrease in cash available for distribution due to the sale of Parkmoor Plaza on May 31, 2000. A capital distribution was made during the third quarter of 2000 from allocated working capital reserves related to Parkmoor Plaza ($35.44 per Limited Partnership Unit), however, there were no distributions of cash from operations relating to the third and fourth quarter of 2000 due to the reduction in cash flow resulting from the sale of Parkmoor Plaza, Prentiss Copystar being vacant during the first eight months of 2000 and the Drilex property having reduced its cash flow to the Partnership due to payments for capital expenditures. Distributions of cash from operations relating to the first quarter of 1999 were made at an annualized rate of 6% on the adjusted capital contribution of $742.12 per Limited Partnership Unit. Cash distributions relating to the second quarter of 1999 were made at an annualized rate of 5.25% on the weighted average adjusted capital contribution of $545.10 per Limited Partnership Unit. Cash distributions relating to the third quarter of 1999 were made at an annualized rate of 7.00% on the adjusted capital contribution of $456.12 per Limited Partnership Unit. Cash distributions relating to the fourth quarter of 1999 were made at an annualized rate of 10.00% on the weighted average adjusted capital contribution of $454.78 per Limited Partnership Unit. The fluctuations in the annualized rates are due to both the timing of cash received from investments as well as the sale of investments.

      The carrying value of real estate investments in the financial statements at December 31, 2000 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 2000, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $820,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers, and for one of the investments, is based on the amount negotiated in the Purchase and Sale Agreement. Because of the subjectivity inherent in the valuation process, the estimated current appraised value of the other remaining investment may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

      Results of Operations

      Form of Real Estate Investments

      The Drilex investment is a wholly-owned property and the Prentiss Copystar investment is a joint venture.

      Operating Factors

      The Partnership's industrial property, Drilex, was 100% leased at December 31, 2000 as it has been for the last eight years, whereas the other industrial property, Prentiss Copystar, was 100% leased at December 31, 2000 and vacant at December 31, 1999.

      As discussed above, the Waterford Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $2,076,945. At the time of the sale, the Waterford Apartments was 96% leased.

      As discussed above, the Regency Court Apartments was sold on March 25, 1999, and the Partnership recognized a gain of $3,287,303. At the time of the sale, the Regency Court Apartments was 97% leased.

      As discussed above, the Parkmoor Plaza investment was sold on May 31, 2000, and the Partnership recognized a gain of $2,501,169. At the time of the sale, Parkmoor Plaza was 100% leased as it was at December 31, 1999.

      On January 24, 2001, a Purchase and Sale agreement was executed by the Partnership, its Affiliate and the Developer to sell the Prentiss Copystar investment. The sale was concluded on February 26, 2001.

      Investment Results

      Interest on short-term investments and cash equivalents remained relatively stable between 2000 and 1999. Interest on short-term investments and cash equivalents increased approximately $21,500 or 9% in 1999 as compared to 1998, due to an increase in average investment balances as a result of the receipt of the Regency Court Apartments sales proceeds.

      2000 Compared to 1999

      Total real estate operations for the years ended December 31, 2000 and 1999 were $660,370 and $1,656,933, respectively. The decrease of $996,563 is due to a decrease in joint venture earnings as well as a decrease in property operations. The decrease in joint venture earnings is a result of the sale of Parkmoor Plaza in May 2000 and the vacancy at Prentiss Copystar for the first eight months of 2000 versus three months vacancy in 1999. The decrease in property operations is due to the sale of the Regency Court Apartments in March 1999 as well as a lease termination fee recorded at Drilex in 1999 as income as well as an increase in depreciation and amortization expense in 2000 at Drilex.

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

      2000 Compared to 1999

      The Partnership management fee decreased between 2000 and 1999 due to a decrease in distributable cash flow as a result of the sale of the Parkmoor Plaza on May 31, 2000 as well as insufficient cash flow resulting from Prentiss Copystar being vacant during the first eight months of 2000 and the Drilex property having reduced its cash flow to the Partnership due to payments of capital expenditures. General and administrative expenses increased approximately $6,500 or 4%, due to increase in investor servicing fees which is offset by a decrease in legal, appraisal and filing fees and taxes.

      1999 Compared to 1998

      The Partnership management fee decreased between 1999 and 1998 due to a decrease in distributable cash flow as a result of the sale of the Regency Court Apartments on March 25, 1999. General and administrative remained relatively stable between 1999 and 1998.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2000.

Item 8. Financial Statements and Supplementary Data.

        The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statements and Financial Statement Schedules on page 19.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2000.

Name                 Position(s) with the Managing General Partner     Age
----                 ---------------------------------------------     ---

Alison L. Husid      President, Chief Executive Officer and Director   38
Pamela J. Herbst     Vice President and Director                       45
J. Grant Monahon     Vice President                                    55
James J. Finnegan    Vice President                                    40
Dana C. Spires       Treasurer and Principal Financial and
                     Accounting Officer                                34

      (c) Identification of Certain Significant Employees.

      None.

      (d) Family Relationships.

      None.

      (e) Business Experience.

      The Managing General Partner was incorporated in Massachusetts on October 13, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 15 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of its Management Committee, Investment Committee and Investment Policy Group. Since joining AEW's predecessor in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations, and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW's Chief Operating Officer and a member of its Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly served as AEW General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is AEW's General Counsel. He has over fifteen years of experience in real estate, including seven years in private practice with major New York City and Boston law firms. Jay has extensive experience in creating and implementing real estate investment and portfolio management strategies for institutional investors. Jay joined AEW in 1992 and has been actively involved in various aspects of AEW's investment activities, including public and private debt and equity investments. He also serves as AEW's securities and regulatory compliance officer, and is the Principal of AEW Securities, L.P., AEW's affiliated broker/dealer. Jay is a member of the General Counsel section of the National Association of Real Estate Investment Managers. He is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

      Dana C. Spires is a Controller in AEW's Direct Investment group, with responsibility for overseeing the accounting and financial reporting for several direct investment clients. Prior to joining AEW in 2000, he worked as a Controller for both Finard & Company, LLC and Leggat McCall Retirement Properties LLC. Mr. Spires has over twelve years of financial experience in the real estate field. He is a graduate of Thiel College.

      (f) Involvement in Certain Legal Proceedings.

      None.

Item 11. Executive Compensation.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

      The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2000. Cash distributions to General Partners include amounts paid after year end with respect to 2000.

                                                                   Amount of Compensation
Receiving Entity                Type of Compensation                 and Reimbursement
----------------                --------------------              -----------------------
General Partners                Share of Distributable Cash              $   5,551

AEW Real Estate Advisors, Inc.  Management Fees
(formerly known as Copley       and Expense
Real Estate Advisors, Inc.)     Reimbursements                              66,896

New England Securities          Servicing Fees and out
Corporation                     of pocket reimbursements                     9,846
                                                                         ---------

                                TOTAL                                    $  82,293
                                                                         =========

      For the year ended December 31, 2000 the Partnership allocated $43,831 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) Security Ownership of Certain Beneficial Owners

            No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

            Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

      (b) Security Ownership of Management.

            The General Partners of the Partnership owned no Units at December 31, 2000.

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

      (b) Reports on Form 8-K: During the last quarter of the year ended December 31, 2000, the Partnership filed no Current Report on Form 8-K.

                         Copley Pension Properties VII;
                        A Real Estate Limited Partnership


                              Financial Statements


                                  * * * * * * *


                                December 31, 2000

                         COPLEY PENSION PROPERTIES VII;
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Accountants

Financial Statements:

      Balance Sheets - December 31, 2000 and 1999

      Statements of Operations - Years ended December 31, 2000, 1999 and 1998

      Statements of Partners' Capital (Deficit) - Years ended December 31, 2000, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

      Notes to Financial Statements


Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000


All other schedules are omitted because they are not applicable

                        Report of Independent Accountants


To the Partners of Copley Pension Properties VII; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Seventh Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PriceWaterhouseCoopers LLP
Boston, MA
March 13, 2001

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
                                                           December 31,
                                                   --------------------------

                                                          2000           1999
                                                   -----------    -----------

Assets

Real estate investments:
   Joint venture                                   $        --    $   820,724
   Property, net                                            --      2,065,242

   Joint venture held for disposition                  938,614      8,093,276
   Property held for disposition                     2,318,455              -
                                                   -----------    -----------
                                                     3,257,069     10,979,242

Cash and cash equivalents                            2,215,637      4,169,397
                                                   -----------    -----------

                                                   $ 5,472,706    $15,148,639
                                                   ===========    ===========

Liabilities and Partners' Capital

Accounts payable                                   $    88,687    $    82,971
Accrued management fee                                       -         47,793
Deferred disposition fees                            1,384,858      1,033,108
                                                   -----------    -----------
Total liabilities                                    1,473,545      1,163,872
                                                   -----------    -----------

 Partners' capital:
   Limited partners ($166.00 and $454.22 per unit,
     respectively; 160,000 units authorized,
     42,076 units issued and outstanding)            3,971,413     13,978,434
   General partners                                     27,748          6,333
                                                   -----------    -----------
Total partners' capital                              3,999,161     13,984,767
                                                   -----------    -----------

                                                   $ 5,472,706    $15,148,639
                                                   ===========    ===========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                         --------------------------------------------

                                            2000             1999             1998
                                         ----------       ----------       ----------
Investment Activity

Property rentals                         $  323,038       $  937,404       $2,027,523
Property operating expenses                 (79,704)        (265,271)        (782,646)
Depreciation and amortization              (145,428)         (90,317)        (379,361)
                                         ----------       ----------       ----------
                                             97,906          581,816          865,516

Joint venture earnings                      562,464        1,075,117        1,198,440
                                         ----------       ----------       ----------

    Total real estate operations            660,370        1,656,933        2,063,956

Gain on sale of joint venture             2,501,169               --        2,076,945

Gain on sale of property                         --        3,287,303               --
                                         ----------       ----------       ----------

    Total real estate activity            3,161,539        4,944,236        4,140,901

Interest on cash equivalents
  and short-term investments                256,990          262,609          241,133
                                         ----------       ----------       ----------

    Total investment activity             3,418,529        5,206,845        4,382,034
                                         ----------       ----------       ----------

Portfolio Expenses

Management fee                               54,896          158,173          246,277
General and administrative                  183,795          177,261          175,078
                                         ----------       ----------       ----------
                                            238,691          335,434          421,355
                                         ----------       ----------       ----------

Net Income                               $3,179,838       $4,871,411       $3,960,679
                                         ==========       ==========       ==========

Net income per limited
  partnership unit                       $    74.82       $   114.62       $    93.19
                                         ==========       ==========       ==========

Cash distributions per limited
  partnership unit                       $   312.65       $   327.22       $   202.88
                                         ==========       ==========       ==========

Number of limited partnership units
  outstanding during the year                42,076           42,076           42,076
                                         ==========       ==========       ==========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                         Year ended December 31,
                       --------------------------------------------------------------------------------------------
                                   2000                            1999                            1998
                       ----------------------------    ----------------------------    ----------------------------

                          General        Limited          General        Limited          General        Limited
                         Partners        Partners        Partners        Partners        Partners        Partners
                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning
  of year              $      6,333    $ 13,978,434    $    (25,669)   $ 22,923,845    $    (39,350)   $ 27,539,153

Cash distributions          (10,383)    (13,155,061)        (16,712)    (13,768,108)        (25,926)     (8,536,380)

Net income                   31,798       3,148,040          48,714       4,822,697          39,607       3,921,072
                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at end
  of year              $     27,748    $  3,971,413    $      6,333    $ 13,978,434    $    (25,669)   $ 22,923,845
                       ============    ============    ============    ============    ============    ============


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                      --------------------------------------------
                                                          2000            1999            1998
                                                      ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                          $  3,179,838    $  4,871,411    $  3,960,679
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                          145,428          90,317         379,361
    Equity in joint venture earnings                      (562,464)     (1,075,117)     (1,198,440)
    Cash distributions from joint ventures                 557,565       1,159,146       1,674,686
    Gain on sale of joint venture                       (2,501,169)             --      (2,076,945)
    Gain on sale of property                                    --      (3,287,303)             --
    Increase in deferred lease commissions                (109,296)       (131,838)             --
    Decrease in investment income receivable                    --              --          17,315
    Decrease (increase) in property working capital       (255,344)        272,222         (93,588)
    Decrease in operating liabilities                      (42,077)        (15,366)         (1,112)
                                                      ------------    ------------    ------------
  Net cash provided by operating activities                412,481       1,883,472       2,661,956
                                                      ------------    ------------    ------------

Cash flows from investing activities:
  Investment in property                                   (31,261)       (400,000)        (17,375)
  Investment in joint venture                             (169,958)         (1,276)             --
  Net proceeds from sale of investment                  10,648,672      12,095,118       5,282,750
  Deferred disposition fees                                351,750         391,500         163,500
  Decrease in short-term investments, net                       --              --       1,302,726
                                                      ------------    ------------    ------------
   Net cash provided by investing
     activities                                         10,799,203      12,085,342       6,731,601
                                                      ------------    ------------    ------------

Cash flows from financing activity:
  Distributions to partners                            (13,165,444)    (13,784,820)     (8,562,306)
                                                      ------------    ------------    ------------
  Net cash used in financing activity                  (13,165,444)    (13,784,820)     (8,562,306)
                                                      ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                           (1,953,760)        183,994         831,251

Cash and cash equivalents:
  Beginning of year                                      4,169,397       3,985,403       3,154,152
                                                      ------------    ------------    ------------

  End of year                                         $  2,215,637    $  4,169,397    $  3,985,403
                                                      ============    ============    ============


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

      General

      Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989 and, acquired the two real estate investments it currently owns prior to the end of 1991. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

      The Managing General Partner of the Partnership is Seventh Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. (the "Advisor"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ICOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Advisor pursuant to an advisory contract.

      The Advisor is wholly-owned subsidiary of AEW Capital Management, L.P., a wholly-owned subsidiary of Nvest Companies, L.P. (the "Company"). On October 30, 2000, Paris-based CDC IXIS Asset Management ("CDCIAM") acquired the Company and its affiliated partnership, Nvest, L.P. (the "Acquisition"). Subsequently, the Company's name was changed to CDC IXIS Asset Management North America, LP. CDCIAM is the investment management arm of France's CDC IXIS, a subsidiary of Caisse des Depots Group ("CDC").

      The Acquisition was accomplished through CDCIAM's wholly owned subsidiary, CDC IXIS Asset Management US Corporation ("CDCIAM US Corp."), which has a 99% direct limited partnership interest in the Company and is the sole owner of the Company's 1% general partner, CDC IXIS Asset Management US, LLC.

      Prior to the Acquisition, the Company was owned by Nvest, L.P. ("Nvest"), a publicly traded limited partnership with an approximate 15 percent interest, and by private unitholders. The general partner of Nvest and the managing general partner of the Company was a wholly-owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). In total, MetLife owned approximately 48% of the partnership units of the Company at October 30, 2000 (including those owned indirectly through ownership of Nvest units). Upon the consummation of the Acquisition on October 30, 2000, all unitholders received cash in exchange for each unit owned. Nvest, whose primary asset was its ownership of Nvest Companies' units, was merged with and into the Company on December 31, 2000, with the Company as the surviving entity.

      Management

      The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The Advisor is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in each of 2000, 1999, and 1998). Acquisition fees were paid at the time commitments were initially funded in an amount equal to 2% of the gross proceeds from the offering of units. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

      New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, was engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $9,846 in 2000, $9,685 in 1999, and $8,911 in 1998.

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

      Deferred Disposition Fees

      Disposition fees due to the Advisor related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

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

      The following is a summary of cash invested in joint ventures, net of returns of capital and acquisition fees:

                                  Preferential
      Investment/                    Rate of         Ownership               December 31,
       Location                      Return           Interest          2000              1999
       --------                      ------           --------       ----------        ----------
Parkmoor Plaza
   San Jose, California                10%                75%        $       --        $9,786,330

Prentiss Copystar                      11%             24.17%        $       --        $1,025,607
   Itasca, Illinois                    11%             27.70%        $1,197,807        $       --

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

      On August 7, 1998, the joint venture sold the Waterford Apartments to an institutional buyer which is unaffiliated with the Partnership. The total sales price was $21,800,000. The Partnership received its share of the net proceeds totaling $5,446,250, after closing costs, and recognized a gain of $2,076,945 ($48.87 per Limited Partnership Unit). A disposition fee of $163,500 was accrued but not paid to AEW Real Estate Advisors, Inc. On August 26, 1998, the Partnership made a capital distribution of $5,427,804 ($129.00 per Limited Partnership Unit) from the proceeds of the sale.

      Parkmoor Plaza

      On September 20, 1989, the Partnership entered into a joint venture with South Bay Construction and Development Company, Inc. to acquire a leasehold interest in three industrial/service center buildings and to renovate and operate these buildings. The Partnership committed to make a maximum capital contribution of $10,000,000. The payment of up to 1% per annum of the preferential return was deferrable during the first ten years if sufficient operating cash flow is not available. The joint venture was required to return all cash contributions made by the Partnership by the tenth anniversary of its initial funding. The non-cancelable ground lease had an initial expiration date of November 12, 2014 and required annual ground rental payments by the venture of $73,230. The joint venture also had an option to extend the term of the ground lease for an additional 25 years.

      On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 and a gain of $2,501,169 ($58.85 per limited partnership unit). A disposition fee of $351,750 was accrued but not paid to the Advisor. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

      Prentiss Copystar

      On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively initially had a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $1,029,084 but has subsequently made additional contributions classified as Deficit Contributions as well as contributions on behalf of the affiliate of Prentiss Properties, classified as Default Contributions. The Default Contributions subsequently increased the Partnership's and its Affiliate's collective interest to 89.34% as of December 31, 2000. The preferential return related to $308,725 of the Partnership's capital contribution is payable currently only to the extent of available cash flow. If $720,359, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. As of December 31, 2000 the property is 100% leased.

      Summarized Financial Information

      The following summarized financial information is presented in the aggregate for the joint venture investments:

                             Assets and Liabilities

                                                           December 31,
                                                --------------------------------
                                                    2000                 1999
                                                -----------          -----------
Assets
  Real property, at cost less
   accumulated depreciation
   of $496,142 and $2,901,209,
   respectively                                 $ 2,746,869          $ 9,018,328
  Other                                              73,107            1,075,246
                                                -----------          -----------
                                                  2,819,976           10,093,574

Liabilities                                         106,201              193,808
                                                -----------          -----------

Net assets                                      $ 2,713,775          $ 9,899,766
                                                ===========          ===========

                              Results of Operations

                                                   Year ended December 31,
                                          --------------------------------------
                                             2000          1999          1998
                                          ----------    ----------    ----------
Revenue
  Rental income                           $  940,158    $2,024,723    $3,875,878
  Other                                           --            --         6,399
                                          ----------    ----------    ----------
                                             940,158     2,024,723     3,882,277
                                          ----------    ----------    ----------

Expenses
  Operating expenses                         262,916       455,211     1,214,405
  Depreciation and amortization               63,378       359,933       679,314
                                          ----------    ----------    ----------
                                             326,294       815,144     1,893,719
                                          ----------    ----------    ----------

Net income                                $  613,864    $1,209,579    $1,988,558
                                          ==========    ==========    ==========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint ventures.

      On January 24, 2001, the Partnership, its Affiliate and the Developer executed a Purchase and Sale Agreement to sell the Prentiss Copystar investment. On February 26, 2001, this investment was sold and the Partnership recognized its share of the gain of approximately $401,000.

      This investment is classified as Joint Venture held for disposition on the balance sheet at December 31, 2000. During the years ended December 31, 2000 and 1999, the Partnership recognized $15,499 and $55,118 in net income from this investment, respectively.

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

      The building and improvements are being depreciated over 25 years. The building is leased to a single tenant under an agreement which continues through January 2010. The lease provides for annual rents of $287,028 for the next 2 years, $299,928 for the next 3 years and $1,277,088 thereafter.

The following is a summary of the Partnership's property investment:

                                                            December 31,
                                                   ----------------------------
                                                      2000              1999
                                                   -----------      -----------

Land                                               $        --      $   244,346
Buildings and improvements                                  --        2,376,977
Lease Commissions                                           --          131,838
Accumulated depreciation                                    --         (494,916)
Accumulated amortization                                    --           (4,981)
Other net assets (liabilities)                              --         (188,022)
Property held for disposition, net                   2,318,455               --
                                                   -----------      -----------
                                                   $ 2,318,455      $ 2,065,242
                                                   ===========      ===========

      In February 2001, the Partnership executed a Purchase and Sale Agreement to sell the Drilex investment. Although no assurances can be made, this sale is expected to conclude during the second quarter of 2001. This investment is classified as Property held for disposition, net, on the Balance Sheet at December 31, 2000. During the years ended December 31, 2000 and 1999, the Partnership recognized $132,174 and $408,957 in net income from this investment, respectively.

Note 5 - Income Taxes

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                              Year ended December 31,
                                        2000            1999            1998
                                    -----------     -----------     -----------

Net income per financial
  statements                        $ 3,179,838     $ 4,871,411     $ 3,960,679
  Property operations                   194,557              --          46,411
  Joint venture earnings                182,677         (82,742)        (69,577)
  Gain on sale                        1,256,696         535,320       1,075,138
  Expenses                             (418,370)          6,998           8,753
  Depreciation                          (12,224)             --          22,454
                                    -----------     -----------     -----------

Taxable income                      $ 4,383,174     $ 5,330,987     $ 5,043,858
                                    ===========     ===========     ===========

Note 6 - Partners' Capital

      Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and refinancing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $996 during 1991, and from $996 to $892 in 1995, as a result of capital returned from sale transactions. The adjusted capital contribution was further reduced to $884 in 1996, as a result of capital returned from a discretionary reduction of cash reserves. In 1998 the adjusted capital contribution was reduced from $884 to $755 as a result of capital returned from the sale of Waterford Apartments and further reduced to $742.12 as a result of capital returned from a discretionary reduction of original working capital. In 1999 the adjusted capital contribution was reduced from $742.12 to $456.12 as a result of capital returned from the sale of Regency Court and further reduced to $454.22 as a result of capital returned from a discretionary reduction of original working capital. In 2000 the adjusted capital contribution was reduced from $454.22 to $201.44 as a result of capital returned from the sale of Parkmoor Plaza and further reduced to $166.00 as a result of capital returned from a discretionary reduction of original working capital. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event

      See Note 3 for discussion of investment sale on February 26, 2001.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
AT DECEMBER 31, 2000

                                                     Initial Cost to                           Costs Capitalized
                                                     the Partnership                       Subsequent to Acquisitions
                                          -----------------------------------------------  --------------------------
                                                                                                           Change in
                                                       Buildings &        Other Net                           Other
Description                                 Land       Improvements  Assets/(Liabilities)   Improvements   Net Assets
-----------------------------------------------------------------------------------------  --------------------------
Houston, TX                                 244,346      1,976,977          23,788             431,261       284,668
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                          1,946,623      7,786,490               0             119,791            (2)
- Regency Court Apartments (see Note A)
-----------------------------------------------------------------------------------------  --------------------------
Total wholly-owned property               2,190,969      9,763,467          23,788             551,052       284,666
=========================================================================================  ==========================

16.25% interest in
Waterford Apartments.
Owner of a 314-unit
apartment complex in                      -------------------------------------------------  See Note B  ------------
Frederick, Maryland.

75% interest in Parkmoor
Plaza. Leasehold interest
in land & fee interest in                 -------------------------------------------------  See Note B  ------------
3 retail buildings
in San Jose, California.

27.70% interest in Prentiss Copystar.
Owner of land and an industrial           -------------------------------------------------  See Note B  ------------
facility in Itasca, Illinois.

                                          ---------------------------------------------------------------------------
       Total joint venture investments
                                          ===========================================================================

                                                                Gross amount at which Carried at Close of Period
                                          -----------------------------------------------------------------------------------
                                                        Buildings &       Other      Disposal of                  Accumulated
Description                                 Land       Improvements     Net Assets      Asset         Total      Depreciation
-----------------------------------------------------------------------------------------------------------------------------
Houston, TX                                 244,346      2,408,238       308,456              0     2,961,040      (642,585)
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA                          1,946,623      7,906,281            (2)    (9,852,902)            0             0
- Regency Court Apartments (see Note A)
-----------------------------------------------------------------------------------------------------------------------------
Total wholly-owned property               2,190,969     10,314,519       308,454     (9,852,902)    2,961,040      (642,585)
=============================================================================================================================

16.25% interest in
Waterford Apartments.
Owner of a 314-unit
apartment complex in                      ---------------------------------------------------------        $0             NA
Frederick, Maryland.

75% interest in Parkmoor
Plaza. Leasehold interest
in land & fee interest in                 ---------------------------------------------------------        $0             NA
3 retail buildings
in San Jose, California.

27.70% interest in Prentiss Copystar.
Owner of land and an industrial           ---------------------------------------------------------  $938,614             NA
facility in Itasca, Illinois.

                                          -------------------------------------------------------------------
       Total joint venture investments                                                               $938,614
                                          ===================================================================

                                            Status of        Date       Depreciable
Description                                Construction    Acquired         Life
-----------------------------------------------------------------------------------
Houston, TX                                 Completed      09/30/93       25 Years
- Drilex Office/Warehouse (see Note A)

Sherman Oaks, CA
- Regency Court Apartments (see Note A)     Completed     04/14/1995      30 Years
------------------------------------------
Total wholly-owned property
==========================================

16.25% interest in
Waterford Apartments.
Owner of a 314-unit
apartment complex in                        Completed      03/20/89     27.5 Years
Frederick, Maryland.

75% interest in Parkmoor
Plaza. Leasehold interest
in land & fee interest in                   Completed      09/20/89       40 Years
3 retail buildings
in San Jose, California.

27.70% interest in Prentiss Copystar.
Owner of land and an industrial             Completed      05/23/91       35 Years
facility in Itasca, Illinois.


       Total joint venture investments

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 2000

                                  Balance    Conversion to  Additions to                                 Change in        Balance
                                   as of      Wholly-Owned      Lease     Additions to   Write Down   Property Working     as of
Description                       1/1/1998      Property     Commissions    Property     of Property      Capital       12/31/1998
------------------------------------------------------------------------------------------------------------------------------------
Drilex                            2,271,503             0             0             0             0           15,931     2,287,434

Regency Court                     9,775,961             0             0        17,375             0           77,657     9,870,993

                             -------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property      12,047,464             0             0        17,375             0           93,588    12,158,427
                             =======================================================================================================

                               12/31/1997       1998        12/31/1998       1998
                               Accumulated  Depreciation   Accumulated       Sales     Balance per
Description                    Depr/Amort      Expense      Depr/Amort                G/L @ 12/31/98
----------------------------------------------------------------------------------------------------
Drilex                            336,756       (79,080)       415,836             0     1,871,598

Regency Court                     753,560      (291,528)     1,045,088             0     8,825,905

                             -----------------------------------------------------------------------
Total Wholly-Owned Property     1,090,316      (370,608)     1,460,924                  10,697,503
                             =======================================================================

                                  Balance    Conversion to  Additions to                                 Change in        Balance
                                   as of     Wholly-Owned       Lease     Additions to   Write Down   Property Working     as of
Description                       1/1/1999     Property      Commissions    Property     of Property      Capital       12/31/1999
------------------------------------------------------------------------------------------------------------------------------------
Drilex                            2,287,434             0       131,838       400,000             0         (281,621)    2,537,651

Regency Court                     9,870,993             0             0             0             0            9,397     9,880,390

                             -------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property      12,158,427             0       131,838       400,000             0         (272,224)   12,418,041
                             =======================================================================================================

                               12/31/1998       1999        12/31/1999       1999
                               Accumulated  Depreciation   Accumulated       Sales     Balance per
Description                    Depr/Amort      Expense      Depr/Amort                G/L @ 12/31/99
----------------------------------------------------------------------------------------------------
Drilex                            415,836       (84,061)       499,897             0     2,037,754

Regency Court                   1,045,087             0              0    (9,852,902)       27,488

                             -----------------------------------------------------------------------
Total Wholly-Owned Property     1,460,923       (84,061)       499,897    (9,852,902)    2,065,242
                             =======================================================================

                                  Balance    Conversion to  Additions to                                 Change in        Balance
                                   as of      Wholly-Owned      Lease     Additions to   Write Down   Property Working     as of
Description                       1/1/2000      Property     Commissions    Property     of Property      Capital       12/31/2000
------------------------------------------------------------------------------------------------------------------------------------
Drilex                            2,537,651             0       109,296        31,261             0          282,832     2,961,040

Regency Court                        27,488             0             0             0             0          (27,488)            0

                             -------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property       2,565,139             0       109,296        31,261             0          255,344     2,961,040
                             =======================================================================================================

                               12/31/1999       2000        12/31/2000       2000
                               Accumulated  Depreciation   Accumulated       Sales     Balance per
Description                    Depr/Amort      Expense      Depr/Amort                G/L @ 12/31/00
----------------------------------------------------------------------------------------------------
Drilex                            499,897      (142,688)       642,585             0     2,318,455

Regency Court                           0             0              0             0             0

                             -----------------------------------------------------------------------
Total Wholly-Owned Property       499,897      (142,688)       642,585             0     2,318,455
                             =======================================================================

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III    NOTE B
REAL ESTATE AND ACCUMULATED DEPRECIATION-JOINT VENTURES
AT DECEMBER 31, 2000

                                                                                          1998
                            PERCENT        BALANCE     INVESTMENT     EQUITY IN       AMORTIZATION
                               OF           AS OF       IN JOINT       INCOME/        OF DEFERRED
      DESCRIPTION          OWNERSHIP      12/31/97      VENTURES       (LOSS)       ACQUISITION FEES
---------------------------------------------------------------------------------------------------------
  Waterford Apartments       16.25%         3,389,019             0       172,345               (1,812)

     Parkmore Plaza           75%           8,427,873             0       943,648               (4,200)

   Prentiss Copystar         23.25%           876,921             0        82,447               (2,741)

                                          $12,693,813            $0    $1,198,440              ($8,753)
                                        =================================================================

                                CASH
                            DISTRIBUTION        CONVERSION TO                         BALANCE
                                FROM             WHOLLY-OWNED           1998           AS OF
      DESCRIPTION           JOINT VENTURE          PROPERTY          DISPOSALS       12/31/98
-------------------------------------------------------------------------------------------------
  Waterford Apartments              (353,746)                   0      ($3,205,806)            0

     Parkmore Plaza               (1,211,056)                   0                0     8,156,265

   Prentiss Copystar                (109,884)                   0                0       846,743

                                 ($1,674,686)                  $0      ($3,205,806)   $9,003,008
                           ======================================================================

                                                                                          1999
                            PERCENT        BALANCE     INVESTMENT     EQUITY IN       AMORTIZATION
                               OF           AS OF       IN JOINT       INCOME/        OF DEFERRED
      DESCRIPTION          OWNERSHIP      12/31/98      VENTURES       (LOSS)       ACQUISITION FEES
---------------------------------------------------------------------------------------------------------
     Parkmore Plaza           75%           8,156,265             0     1,017,944               (4,200)

   Prentiss Copystar         24.17%           846,743         1,276        57,173               (2,056)

                                           $9,003,008        $1,276    $1,075,117              ($6,256)
                                        =================================================================

                                CASH
                            DISTRIBUTION        CONVERSION TO                         BALANCE
                                FROM             WHOLLY-OWNED           1999           AS OF
      DESCRIPTION           JOINT VENTURE          PROPERTY          DISPOSALS       12/31/99
-------------------------------------------------------------------------------------------------
     Parkmore Plaza               (1,076,733)                   0                0     8,093,276

   Prentiss Copystar                 (82,413)                   0                0       820,724

                                 ($1,159,146)                  $0               $0    $8,914,000
                           ======================================================================

                                                                                          2000
                            PERCENT        BALANCE     INVESTMENT     EQUITY IN       AMORTIZATION
                               OF           AS OF       IN JOINT       INCOME/        OF DEFERRED
      DESCRIPTION          OWNERSHIP      12/31/99      VENTURES       (LOSS)       ACQUISITION FEES
---------------------------------------------------------------------------------------------------------
     Parkmore Plaza           75%           8,093,276             0       544,224                    0

   Prentiss Copystar         27.70%           820,724       102,392        18,240               (2,741)

                                           $8,914,000      $102,392      $562,464              ($2,741)
                                        =================================================================

                                CASH
                            DISTRIBUTION        CONVERSION TO                         BALANCE
                                FROM             WHOLLY-OWNED           2000           AS OF
      DESCRIPTION           JOINT VENTURE          PROPERTY          DISPOSALS       12/31/00
-------------------------------------------------------------------------------------------------
     Parkmore Plaza                 (557,565)                   0       (8,079,935)           (0)

   Prentiss Copystar                       0                    0                0       938,614

                                   ($557,565)                  $0      ($8,079,935)     $938,614
                           ======================================================================

                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

                    Auditor's Report and Financial Statements

                             of South Bay Associates


Report of Independent Auditors from Soren McAdam Bartells

Balance Sheets - December 31, 1999 and 1998

Statements of Operations - For the Years ended December 31, 1999, 1998 and 1997

Statements of Partners' Capital - For the Years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows - For the Years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

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

                      [LETTERHEAD OF SOREN McADAM BARTELLS]

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


                                           SOREN o McADAM o BARTELLS
                                           Certified Public Accountants, Inc.


                                           /s/ Douglas R. McAdam

                                           By: Douglas R. McAdam, CPA

Redlands, California
January 14, 2000

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                                 Balance Sheets

                                            December 31,    1999         1998
--------------------------------------------------------------------------------
ASSETS
Income-producing property                                $6,597,614   $6,759,590
Cash                                                         86,737       12,685
Rents receivable, net of allowance for doubtful
  accounts of $-0- and $1,768                               715,325      724,300
Other assets                                                283,009      243,752
                                                         -----------------------
Total assets                                             $7,682,685   $7,740,327
                                                         =======================

LIABILITIES AND PARTNERS' EQUITY
Liabilities
Accounts payable                                         $   30,735   $   11,529
Accrued Priority Return                                      81,553       81,553
Security deposits                                            41,583       34,540
Unearned revenue                                             17,949       14,607
                                                         -----------------------

Total liabilities                                           171,820      142,229

Partners' equity                                          7,510,865    7,598,098
                                                         -----------------------

Total liabilities and partners' equity                   $7,682,685   $7,740,327
                                                         =======================

The accompanying notes are an integral part of these financial statements.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                            Statements of Operations

        For the Years Ended December 31,     1999         1998          1997
-------------------------------------------------------------------------------
Revenue
Building rentals                          $1,440,106   $1,406,426    $1,387,335
Other rental reimbursements                  223,220      179,450       203,283
Interest                                       1,758          389            28
                                          -------------------------------------

Total revenue                              1,665,084    1,586,265     1,590,646
                                          -------------------------------------

Expenses
Interest                                     978,633      981,855     1,001,621
Depreciation                                 267,926      265,252       265,252
Land rent                                     73,230       73,230        73,230
Property taxes                                89,470       88,404        85,856
Property operations                          199,524      196,345       204,712
General and administrative                    12,734       19,386        16,251
                                          -------------------------------------

Total expenses                             1,621,517    1,624,472     1,646,922
                                          -------------------------------------

Net income (loss)                         $   43,567   $  (38,207)   $  (56,276)
                                          =====================================

The accompanying notes are an integral part of these financial statements.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                         Statements of Partners' Equity

                                  Copley Pension      SBC&D
                                  Properties VII     Co., Inc.         Total
                                  ----------------------------------------------
Balance, December 31, 1996          $7,840,580      $        1      $7,840,581
Net loss                               (56,276)                        (56,276)
                                  ----------------------------------------------

Balance, December 31, 1997           7,784,304               1       7,784,305

Distributions                         (111,000)        (37,000)       (148,000)
Net loss                               (75,206)         36,999         (38,207)
                                  ----------------------------------------------

Balance, December 31, 1998           7,598,098              --       7,598,098

Distributions                          (98,100)        (32,700)       (130,800)
Net income                              10,867          32,700          43,567
                                  ----------------------------------------------

Balance, December 31, 1999          $7,510,865              --      $7,510,865
                                  ==============================================

The accompanying notes are an integral part of these financial statements.

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                            Statements of Cash Flows

                For the Years Ended December 31,            1999          1998          1997
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                        $   43,567    $  (38,207)   $  (56,276)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities
  Depreciation and amortization                             295,944       290,849       290,479
  (Increase) decrease in:
   Rents receivable                                           8,975        32,813       (94,569)
   Other assets                                             (67,275)       (9,183)       (3,502)
  Increase (decrease) in:
   Accounts payable                                          19,206         1,148         2,004
   Accrued Priority Return                                               (118,201)     (156,148)
   Security deposits                                          7,043            --         2,000
   Unearned revenue                                           3,342           502        13,064
                                                         --------------------------------------

Net cash provided by (used in) operating activities         310,802       159,721        (2,948)
                                                         --------------------------------------

Cash flows from investing activities
Additions to properties                                    (105,950)           --            --
                                                         --------------------------------------

Net cash used in investing activities                      (105,950)           --            --
                                                         --------------------------------------

Cash flows from financing activities
Distributions to partners                                  (130,800)     (148,000)           --
                                                         --------------------------------------

Net cash used in financing activities                      (130,800)     (148,000)           --
                                                         --------------------------------------

Net increase (decrease) in cash                              74,052        11,721        (2,948)

Cash
Balance, beginning of year                                   12,685           964         3,912
                                                         --------------------------------------

Balance, end of year                                     $   86,737    $   12,685    $      964
                                                         ======================================

Cash paid for interest                                   $  978,633    $1,100,056    $1,157,770
                                                         ======================================

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

2.    Income-Producing Properties

Income-producing properties consisted of the following:

                                                          December 31,
                                                     1999               1998
                                                 ------------------------------

Buildings                                        $ 7,281,939        $ 7,281,939
Building improvements                                975,927            899,407
Site improvements                                    810,868            781,437
                                                 ------------------------------
                                                   9,068,734          8,962,783
Less accumulated depreciation                     (2,471,120)        (2,203,193)
                                                 ------------------------------

                                                 $ 6,597,614        $ 6,759,590
                                                 ==============================

Depreciation charged to operations during the years ended December 31,1999,1998, and 1997 was $267,926, $265,252, and $265,252, respectively.

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

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                          Notes to Financial Statements

3.    Rents Receivable

Rents receivable include building rental revenue recognized in excess of amounts due under the terms of the leases in addition to amounts due for reimbursable charges. Included in rents receivable at December 31,1999 and 1998 is $713,390 and $723,947, respectively, of rents in excess of amounts due currently under the leases. During the year ended December 31, 1999, building rental revenue recognized was $10,557 less than the amounts due under the terms of the leases. For the year ended December 31, 1998, building rental revenue recognized was $11,845 less than the amounts due under the terms of the leases. For the year ended December 31, 1997, building rental revenue recognized exceeded the amounts due under the terms of the leases in the amount of $73,742.

4.    Other Assets

Other assets consisted of the following:

                                                            December 31,
                                                       1999              1998
                                                    ---------------------------

Capitalized leasing costs                           $ 426,727         $ 359,857
Less accumulated amortization                        (154,044)         (127,995)
                                                    ---------------------------
                                                      272,683           231,862
Prepaid insurance                                      10,326            11,890
                                                    ---------------------------

                                                    $ 283,009         $ 243,752
                                                    ===========================

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

                         SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                          Notes to Financial Statements

5.    Related Party Transactions (Continued)

The following is a summary of information relative to the Priority Return:

                                             For the Years Ended December 31,
                                            1999          1998           1997
                                          --------------------------------------

Amount charged to operations              $978,633     $  981,855     $1,001,621
                                          ======================================

Cash payments                             $978,663     $1,100,056     $1,157,770
                                          ======================================

                                                                 December 31,
                                                               1999      1998
                                                              -----------------

Accrued Priority Return currently payable                     $81,553   $81,553
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

Charges related to these transactions were as follows:

                                              For the Years Ended December 31,
                                            1999           1998           1997
                                          --------------------------------------

Tenant improvements                       $ 76,519
Repairs and maintenance                      4,256       $  6,354       $ 11,755
Management fees                             43,536         42,564         39,779
Lease commissions                           25,350                         1,885
                                          --------------------------------------

                                          $149,661       $ 48,918       $ 53,419
                                          ======================================

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

                                  EXHIBIT INDEX

Exhibit                                                           Page
Number                                                            Number
-------                                                           ------

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

                                    COPLEY PENSION PROPERTIES VII;
                                    A REAL ESTATE LIMITED PARTNERSHIP


Date: March 28, 2001                by:   /s/  Alison L. Husid
                                          ------------------------
                                               Alison L. Husid
                                               President of the
                                               Managing General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                             Date

                              President, Chief
 /s/  Alison L. Husid         Executive Officer and
------------------------      Director of the Managing            March 28, 2001
      Alison L. Husid         General Partner

 /s/  Pamela J. Herbst        Vice President and
------------------------      Director of the Managing            March 28, 2001
      Pamela J. Herbst        General Partner

 /s/  J. Grant Monahon        Vice President and
------------------------      Director of the Managing            March 28, 2001
      J. Grant Monahon        General Partner

 /s/  James J. Finnegan       Vice President of the               March 28, 2001
------------------------      Managing General Partner
      James J. Finnegan

/s/   Dana C. Spires          Treasurer and Principal
------------------------      Financial and Accounting
      Dana C. Spires          Officer of the Managing             March 28, 2001
                              General Partner