Form 10-Q
period 2001-03-31
COPLEY PENSION PROPERTIES VII
filed 2001-05-14
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001                  Commission File Number 0-20126



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


                        FOR QUARTER ENDED MARCH 31, 2001


                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                          March 31, 2001      December 31, 2000
                                            (Unaudited)           (Audited)
                                          --------------      -----------------
Assets

Real estate investments:

  Joint venture held for disposition        $        -           $  938,614
  Property held for disposition              2,311,126            2,318,455
                                            ----------           ----------
                                             2,311,126            3,257,069

Other assets                                    41,922                    -
Cash and cash equivalents                    2,415,361            2,215,637
                                            ----------           ----------
                                            $4,768,409           $5,472,706
                                            ==========           ==========

Liabilities and Partners' Capital

Accounts payable                            $   89,437           $   88,687
Deferred disposition fees                    1,427,406            1,384,858
                                            ----------           ----------
Total liabilities                            1,516,843            1,473,545
                                            ----------           ----------

Partners' capital:

  Limited partners ($138.00 and $166.00
    per unit, respectively; 160,000
    units authorized, 42,076 units
    issued and outstanding)                  3,219,513            3,971,413
  General partners                              32,053               27,748
                                            ----------           ----------
Total partners' capital                      3,251,566            3,999,161
                                            ----------           ----------
                                            $4,768,409           $5,472,706
                                            ==========           ==========




           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2001           2000
                                                 --------       --------
INVESTMENT ACTIVITY

Property rentals                                 $108,599       $127,324
Property operating expenses                        (8,554)       (51,425)
Depreciation and amortization                           -        (35,644)
                                                 --------       --------
                                                  100,045         40,255

Joint venture earnings                              7,491        233,891
                                                 --------       --------
 Total real estate operations                     107,536        274,146

Gain on sale of joint venture                     330,165              -
                                                 --------       --------

 Total real estate activity                       437,701        274,146

Interest on cash equivalents                       32,824         51,126
                                                 --------       --------

 Total investment activity                        470,525        325,272
                                                 --------       --------

PORTFOLIO EXPENSES

Management fees                                         -         31,021
General and administrative                         39,992         45,700
                                                 --------       --------
                                                   39,992         76,721
                                                 --------       --------

Net income                                       $430,533       $248,551
                                                 ========       ========

Net income per limited partnership
 unit                                              $10.13          $5.85
                                                 ========       ========
Cash distributions per limited
 partnership unit                                  $28.00         $11.37
                                                 ========       ========
Number of limited partnership units
 outstanding during the period                     42,076         42,076
                                                 ========       ========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                                         Three Months Ended March 31,
                                ----------------------------------------------
                                          2001                    2000
                                 ---------------------   ---------------------
                                 General     Limited     General     Limited
                                 Partners    Partners    Partners    Partners
                                 --------   ----------   --------   -----------

Balance at beginning             $27,748    $ 3,971,413   $ 6,333   $13,978,434
  of period

Cash distributions                     -     (1,178,128)   (4,832)     (478,404)

Net income                         4,305        426,228     2,486       246,065
                                 -------    -----------   -------   -----------

Balance at end
  of period                      $32,053    $ 3,219,513   $ 3,987   $13,746,095
                                 =======    ===========   =======   ===========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2001           2000
                                                 --------       --------

Net cash provided by operating activities       $  100,956     $   10,737
                                                ----------     ----------

Cash flows from investing activities:
   Investment in property                                -        (29,426)
   Investment in joint venture                     (19,500)
   Net proceeds from sale of investment          1,253,848              -
   Deferred disposition fees                        42,548              -
                                                ----------     ----------
Net cash provided by (used in)
  investing activities                           1,276,896        (29,426)
                                                ----------     ----------

Cash flows from financing activity:
  Distributions to partners                     (1,178,128)      (483,236)
                                                ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                             199,724       (501,925)

Cash and cash equivalents:
  Beginning of period                            2,215,637      4,169,397
                                                ----------     ----------

  End of period                                 $2,415,361     $3,667,472
                                                ==========     ==========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2001 and December 31, 2000 and the results of its operations, its cash flows and partners' capital for the three months ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989. It acquired the real estate investment it currently owns prior to 1991. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

Note 2 - Real Estate Joint Ventures

     On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate are entitled to 31% and 69%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $1,418,250. The Partnership received its 31% share of the net proceeds, $1,296,396 after closing costs, and recognized a gain of $330,165 ($7.77 per limited partnership unit) on the sale. A disposition fee of $42,548 was accrued but not paid to the Advisor. On March 29, 2001, the Partnership made a capital distribution of $1,178,128 ($28.00 per limited partnership unit) from the proceeds of the sale.

     On May 31, 2000, the South Bay/Parkmoor Plaza joint venture, in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 and a gain of $2,501,169 ($58.85 per limited partnership unit). A disposition fee of $351,750 was accrued but not paid to the Advisor. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (two at December 31, 2000 and one at March 31, 2001):

                            Assets and Liabilities
                            ----------------------

                                        March 31, 2001        December 31, 2000
                                        --------------        -----------------
Assets
  Real property, at cost less
    accumulated depreciation of
    $2,901,209                             $      -               $2,746,869
 Other                                      158,280                   73,107
                                           --------               ----------
                                            158,280                2,819,976
Liabilities                                       -                  106,201
                                           --------               ----------

Net assets                                 $158,280               $2,713,775
                                           ========               ==========


                             Results of Operations

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2001           2000
                                                 --------       --------
Revenue

  Rental income                                  $87,305        $418,272
                                                 -------        --------
                                                  87,305         418,272
                                                 -------        --------

Expenses

  Operating expenses                              63,140         113,316
  Depreciation and amortization                   12,151          90,254
                                                 -------        --------
                                                  75,291         203,570
                                                 -------        --------

Net income                                       $12,014        $214,702
                                                 =======        ========

   Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Note 3 - Property

     In February 2001, the Partnership executed a Purchase and Sale Agreement to sell the Drilex investment. On April 6, 2001, this investment was sold and the Partnership recognized a gain of approximately $54,321.

     This investment is classified as Property held for disposition on the balance sheet at March 31, 2001 and December 31, 2000. During the years ended December 31, 2000, the Partnership recognized $132,174 in net income from this investment.

     The following is a summary of the Drilex investment in property:

                                          March 31, 2001     December 31, 2000
                                          --------------     -----------------
Land                                        $        -          $        -
Buildings and improvements                           -                   -
Lease Commissions                                    -                   -
Accumulated depreciation                             -                   -
Accumulated amortization                             -                   -
Other net assets (liabilities)                       -                   -
Property held for disposition, net           2,311,126           2,318,455
                                            ----------          ----------
                                            $2,311,126          $2,318,455
                                            ==========          ==========


Note 4 - Subsequent Event

     On April 26, 2001, a capital distribution was made from original working capital reserves in the amount of $1,136,052 ($27.00 per limited partnership unit). Also on that date, the Partnership made a capital distribution relating to the sale proceeds of Drilex received subsequent to March 31, 2001 (see Note
3) in the amount of $2,272,104 ($54.00 per limited partnership unit).

     See Note 3 for discussion of investment sale on April 6, 2001.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


Liquidity and Capital Resources
-------------------------------

    The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999, 2000 and 2001. Through March 31, 2001, capital of $36,269,511 ($862.00 per limited partnership unit) has been returned to the limited partners; $33,819,847 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $138.00.

    At March 31, 2001, the Partnership had $2,415,361 in cash and cash equivalents, of which $1,136,052 was used for a capital distribution from original working capital reserves to limited partners on April 26, 2001. The remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's remaining investment, and proceeds from the sale of such investment. There were no distributions of cash from operations for the first quarter of 2001 due to the sale of Prentiss Copystar and insufficient cash flow from Drilex. Distributions of cash from operations for the first quarter of 2000 were made at an annualized rate of 6.5% on the adjusted capital contribution of $454.22.

    The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 2001, the appraised value of the last remaining investment exceeded its related carrying value by approximately $190,000. The current appraised value of the real estate investment reflects the purchase price per the Purchase and Sale Agreement dated February 2001.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Form of Real Estate Investment

     The Drilex investment is a wholly-owned property. The Prentiss Copystar real estate investment was structured as a joint venture. Prentiss Copystar was sold on February 26, 2001.

     Operating Factors

     As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 31% share of the gain of $330,165. At the time of the sale, Prentiss Copystar was 100% leased, while it was vacant at March 31, 2000.

     As mentioned above, The Parkmoor Plaza investment was sold on May 31, 2000 and the Partnership recognized a gain $2,501,16. The property was 100% leased at the time of sale.

     The Partnership's remaining property, Drilex, was 100% leased at March 31, 2001 and March 31, 2000.

     Investment Results

     Interest on cash equivalents decreased approximately $18,000 between the first quarter of 2001 and 2000 primarily due to lower average investment balances as a result of the sale of Parkmoor Plaza in May 2000.

     Real estate operating results for the first quarter of 2001 and 2000 were $107,536 and $274,146, respectively. The decrease of $166,610 is due to a decrease in joint venture activity offset by an increase in property activity. The decrease in joint venture activity is primarily due to the sale of Parkmoor Plaza in May 2000. The increase in property activity is due to lower operating expenses in 2001 as a result of an approximate $45,000 tax expense taken in 2000 as well as no depreciation and amortization expense taken due to the property being held for disposition.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     The Partnership did not incur a management fee during the three months ended March 31, 2001 due to the suspension of cash distributions since the third quarter of 2000. General and administrative expenses decreased approximately $5,700 between the comparable first quarters of 2001 and 2000 due to lower taxes and investor servicing fees.

                         COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2001


                                    PART II


                               OTHER INFORMATION



Item 6.   Reports on Form 8-K

             Reports on Form 8-K: During the quarter ended March 31, 2001, one Current Report on Form 8-K was filed on March 12, 2001 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the February 26, 2001 sale of Prentiss Copystar.

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



                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



May 14, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



May 14, 2001
                              /s/ Jonathan Martin
                              --------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Seventh Copley Corp.