Form 10-Q
period 2001-06-30
COPLEY PENSION PROPERTIES VII
filed 2001-08-14
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001  Commission File Number 0-20126



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


                         FOR QUARTER ENDED JUNE 30, 2001


                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS


                                            June 30, 2001    December 31, 2000
                                             (Unaudited)         (Audited)
                                             -----------     -----------------
Assets

Real estate investments:

  Joint venture held for disposition          $        -         $  938,614
  Property held for disposition                        -          2,318,455
                                              ----------         ----------
                                                       -          3,257,069

Other assets                                      41,922                  -
Cash and cash equivalents                      1,327,677          2,215,637
                                              ----------         ----------
                                              $1,369,599         $5,472,706
                                              ==========         ==========


Liabilities and Partners' Capital

Accounts payable                              $   65,606         $   88,687
Accrued management fees                           52,331                  -
Deferred disposition fees                              -          1,384,858
                                              ----------         ----------
Total liabilities                                117,938          1,473,545
                                              ----------         ----------


Partners' capital:
  Limited partners ($57.00 and $138.00
    per unit, respectively; 160,000 units
    authorized, 42,076 units issued
    and outstanding)                           1,205,525          3,971,413
  General partners                                46,136             27,748
                                              ----------         ----------
Total partners' capital                        1,251,661          3,999,161
                                              ----------         ----------
                                              $1,369,599         $5,472,706
                                              ==========         ==========




           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)


                                  Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                     June 30, 2001       June 30, 2001       June 30, 2000       June 30, 2000
                                  -------------------  -----------------  -------------------  -----------------
INVESTMENT ACTIVITY

Property rentals                          $    4,618         $  113,217           $   31,534         $  158,858
Property operating expenses                  (33,286)           (41,841)              (7,528)           (58,953)
Depreciation and amortization                      -                  -              (35,592)           (71,236)
                                          ----------         ----------           ----------         ----------
                                             (28,668)            71,376              (11,586)            28,669

Joint venture earnings                         3,709             11,200              151,888            385,779
                                          ----------         ----------           ----------         ----------

 Total real estate operations                (24,959)            82,576              140,302            414,448

 Gain (loss) on sale of joint venture         (4,397)           325,767            2,604,939          2,604,939
 Gain on sale of property                     68,264             68,264                    -                  -
 Reversal of deferred
  disposition fees                         1,427,406          1,427,406                    -                  -
                                          ----------         ----------           ----------          ---------
  Total real estate activity               1,466,314          1,904,013            2,745,241          3,019,387


Interest on cash equivalents                  30,901             63,725               56,372            107,498
                                          ----------         ----------           ----------         ----------

 Total investment activity                 1,497,215          1,967,738            2,801,613          3,126,885
                                          ----------         ----------           ----------         ----------

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

                                       Three Months Ended  Six Months Ended  Three Months Ended  Six Months Ended
                                         June 30, 2001      June 30, 2001      June 30, 2000      June 30, 2000
                                       ------------------  ----------------  ------------------  ----------------
PORTFOLIO EXPENSES

Management fees                                 52,332            52,332              23,875            54,896
General and administrative                      36,631            76,622              47,085            92,785
                                            ----------        ----------          ----------        ----------
                                                88,963           128,954              70,960           147,681
                                            ----------        ----------          ----------        ----------


Net Income                                  $1,408,252        $1,838,784          $2,730,653        $2,979,204
                                            ==========        ==========          ==========        ==========

Net income per limited partnership
 unit                                       $    33.13        $    43.26          $    64.25        $    70.10
                                            ==========        ==========          ==========        ==========

Cash distributions per limited
 partnership unit                           $   138.00        $   109.00          $   260.16        $   271.53
                                            ==========        ==========          ==========        ==========

Number of limited partnership units
 outstanding during the period                  42,076            42,076              42,076            42,076
                                            ==========        ==========          ==========        ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                          Three Months Ended       Six Months Ended        Three Months Ended         Six Months Ended
                            June 30, 2001           June 30, 2001            June 30, 2000             June 30, 2000
                        ----------------------  ----------------------  ------------------------  ------------------------

                        General     Limited     General     Limited     General      Limited      General      Limited
                        Partners   Partners     Partners   Partners     Partners     Partners     Partners     Partners
                        --------  -----------   --------  -----------   --------   ------------   --------   ------------
Balance at beginning     $32,053  $ 3,219,513    $27,748  $ 3,971,413    $ 3,987   $ 13,746,095    $ 6,333   $ 13,978,434
  of period

Cash distributions             -   (3,408,157)         -   (4,586,284)    (3,137)   (10,946,492)    (7,969)   (11,424,896)

Net income                14,083    1,394,169     18,388    1,820,396     27,306      2,703,347     29,792      2,949,412
                         -------   ----------    -------   ----------    -------     ----------    -------     ----------

Balance at end
  of period              $46,136  $ 1,205,525    $46,136  $ 1,205,525    $28,156   $  5,502,950    $28,156   $  5,502,950
                         =======  ===========    =======  ===========   ========   ============    =======   ============


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                             --------------------------
                                                2001           2000
                                             -----------   ------------

Net cash provided by operating activities    $    82,881   $    190,408
                                             -----------   ------------

Cash flows from investing activities:
   Investment in property                              -        (29,426)
   Investment in joint venture                   (19,500)      (121,507)
   Net proceeds from sale of investment        3,592,395     10,649,149
   Deferred disposition fees                      42,548        351,750
                                             -----------   ------------
Net cash provided by (used in)
  investing activities                         3,615,443    (10,849,966)
                                             -----------   ------------

Cash flows from financing activity:
  Distributions to partners                   (4,586,284)   (11,432,865)
                                             -----------   ------------

Net decrease in cash
  and cash equivalents                          (887,960)      (392,491)

Cash and cash equivalents:
  Beginning of period                          2,215,637      4,169,397
                                             -----------   ------------

  End of period                              $ 1,327,677   $  3,776,906
                                             ===========   ============




           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2001 and December 31, 2000 and the results of its operations, and partners' capital for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989 and has disposed of all its real estate investments as of June 30, 2001. The Partnership intends to liquidate and dissolve in 2002.

Note 2 - Real Estate Joint Ventures

     On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate are entitled to 31% and 69%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $1,418,250. The Partnership received its 31% share of the net proceeds, $1,253,848 after closing costs, and recognized an initial gain on the sale of $330,165, which, due to additional costs of sale, was decreased to $325,767 ($7.66 per limited partnership unit). A disposition fee of $42,548 was accrued but not paid to AEW Real Estate Advisors, Inc. ( the "Advisors"). In accordance with the Partnership agreement, this fee was reversed during the second quarter of 2001. On March 29, 2001, the Partnership made a capital distribution of $1,178,128 ($28.00 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     On May 31, 2000, the South Bay/Parkmoor Plaza joint venture, in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 and recognized a gain of $2,501,169 ($58.85 per limited partnership unit). A disposition fee of $351,750 was accrued but not paid to the Advisor. In accordance with the Partnership agreement, this fee was reversed during the second quarter of 2001. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per limited partnership unit) from the proceeds of the sale.


     The following summarized financial information is presented for the Prentiss Copystar joint venture:

                             Assets and Liabilities
                             ----------------------


                                    June 30, 2001    December 31, 2000
                                    -------------    -----------------
Assets
 Real property, at cost less
   accumulated depreciation of
   $2,901,209                          $      -         $2,746,869
 Other                                  171,018             73,107
                                       --------         ----------
                                        171,018          2,819,976
Liabilities                                   -            106,201
                                       --------         ----------

Net assets                             $171,018         $2,713,775
                                       ========         ==========

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP



                             Results of Operations

                                           Six Months Ended June 30,
                                              2001           2000
                                            -------       --------

Revenue

  Rental income                             $87,305       $718,989
                                            -------       --------
                                             87,305        718,989
                                            -------       --------

Expenses

  Operating expenses                         51,177        235,196
  Depreciation and amortization              12,151        154,795
                                            -------       --------
                                             63,328        389,991
                                            -------       --------

Net income                                  $23,977       $328,998
                                            =======       ========

   Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures. The six months ended June 30, 2000 includes net income from the South Bay/Parkmoor Plaza joint ventures through its date of sale.


Note 3 - Property

     On April 6, 2001, the Partnership sold its Drilex investment to an unaffiliated third party for gross proceeds of $2,500,000. The Partnership received net proceeds of $2,338,547 and a gain of $68,264 ($1.61 per limited partnership unit) on the sale. On April 26, 2001, the Partnership made a capital distribution of $2,272,104 ($54.00 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


   The following is a summary of the Drilex investment in property:

                                      June 30, 2001  December 31, 2000
                                      -------------  -----------------

Property held for disposition, net    $           -     $    2,318,455
                                      -------------     --------------
                                      $           -     $    2,318,455
                                      =============     ==============


     During the year ended December 31, 2000, the Partnership recognized $132,174 in net income from this investment.

Note 4 - Subsequent Event

     On July 26, 2001, a distribution was made from operational cash previously held in reserves in the amount of $529,138 ($12.45 per limited partnership unit).

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


Liquidity and Capital Resources
-------------------------------

  The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999 and 2000 and two of which were sold in 2001. Through June 30, 2001, capital of $39,677,667 ($943.00 per limited partnership unit) has been returned to the limited partners; $36,091,951 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $3,249,108 as a result of distributions of original working capital. As a result of sales and similar transactions, the adjusted capital contribution has been reduced to $57.00.


  At June 30, 2001, the Partnership had $1,327,677 in cash and cash equivalents, of which $529,138 was used for a distribution from operational cash previously held in reserves to partners on July 26, 2001. The remainder is being retained as a reserve in connection with the liquidation of the Partnership. There were no distributions of cash from operations for the first quarter of 2001 due to the sale of Prentiss Copystar and insufficient cash flow from Drilex. Distributions of cash from operations for the first quarter of 2000 were made at an annualized rate of 6.5% on the adjusted capital contribution of $454.22. Distributions of cash from operations for the second quarter of 2000 were made at an annualized rate of 5% on the adjusted capital contribution of $454.22. The rate decrease in the second quarter of 2000 was primarily due to a decrease in cash available for distribution due to the sale of Parkmoor Plaza on May 31, 2000.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

 Form of Real Estate Investment

     The Drilex investment is a wholly-owned property. Drilex was sold on April 6, 2001. The Prentiss Copystar real estate investment was structured as a joint venture. Prentiss Copystar was sold on February 26, 2001.

     Operating Factors

     As mentioned above, Drilex was sold on April 6, 2001 and the Partnership recognized a gain of $68,264. At the time of sale, Drilex was 100% leased, as it was at June 30, 2000.

     As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 31% share of the gain of $325,767. At the time of the sale, Prentiss Copystar was 100% leased.

     As mentioned above, The Parkmoor Plaza investment was sold on May 31, 2000 and the Partnership recognized a gain $2,501,169. The property was 100% leased at the time of sale.



     Investment Results

     Interest on cash equivalents for the three and six months ended June 30, 2001, was $30,901 and $63,725, respectively, compared to $56,372 and $107,498 for the comparable periods in 2000. The decreases of $25,471 and $43,773 for the comparative three and six month periods are due to lower average investment balances in 2001.

     For the three and six months ended June 30, 2001, real estate operating results were ($24,959) and $82,576, respectively, compared to $140,302 and $414,448 for the comparable periods in 2000. The decreases of $165,261 and $331,872 for the comparative three and six month periods are due to a decrease in both joint venture earnings as well as property operations as a result of the sale of Parkmoor Plaza in May 2000, the sale of Prentiss Copystar in February 2001 and the sale of Drilex in April 2001.

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

     For the three and six months ended June 30, 2001, management fees were $52,332 compared to $23,875 and $54,896 for the comparable periods in 2000. The three month increase in management fees is due to the distribution of operational cash flow previously held in reserves, while the comparative six month management fee remained relatively stable.

     General and administrative expenses for the three and the six months ended June 30, 2001 were $36,631 and $76,622, respectively, compared to $47,085 and $92,785 for the same periods in 2000. The decreases between the comparative three and six month periods are due to a decrease in legal fees, appraisal fees and lower taxes.

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 2001


                                     PART II


                                OTHER INFORMATION



Item 6.   Reports on Form 8-K

           Reports on Form 8-K: During the quarter ended June 30, 2001, one Current Report on Form 8-K was filed on April 20, 2001 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the April 6, 2001 sale of Drilex.

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



                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



August 14, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



August 14, 2001
                             /s/ Jonathan Martin
                             --------------------------------
                               Jonathan Martin
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Seventh Copley Corp.