Form 10-Q
period 2001-09-30
COPLEY PENSION PROPERTIES VII
filed 2001-11-09
CIK 841285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

For Quarter Ended September 30, 2001      Commission File Number 0-20126



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


                     FOR QUARTER ENDED SEPTEMBER 30, 2001


                                    PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS

                                            September 30, 2001    December 31, 2000
                                               (Unaudited)            (Audited)
                                            ------------------    -----------------
Assets

Real estate investments:

  Joint venture held for disposition                  $      -           $  938,614
  Property held for disposition                              -            2,318,455
                                                      --------           ----------
                                                             -            3,257,069

Cash and cash equivalents                              771,724            2,215,637
                                                      --------           ----------
                                                      $771,724           $5,472,706
                                                      ========           ==========


Liabilities and Partners' Capital

Accounts payable                                      $ 82,324           $   88,687
Deferred disposition fees                                    -            1,384,858
                                                      --------           ----------
Total liabilities                                       82,324            1,473,545
                                                      --------           ----------


Partners' capital:
  Limited partners ($57.00 and $166.00
    per unit, respectively; 160,000 units
    authorized, 42,076 units issued
    and outstanding)                                   648,886            3,971,413
  General partners                                      40,514               27,748
                                                      --------           ----------
Total partners' capital                                689,400            3,999,161
                                                      --------           ----------
                                                      $771,724           $5,472,706
                                                      ========           ==========



           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)                                Three Months Ended    Nine Months Ended   Three Months Ended    Nine Months Ended
                                           September 30, 2001   September 30, 2001   September 30, 2000   September 30, 2000
                                           ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                                    $       -           $  113,217            $  82,120           $  240,978
Property operating expenses                               (26)             (41,867)               2,730              (56,223)
Depreciation and amortization                               -                    -              (37,449)            (108,685)
                                                    ---------           ----------            ---------           ----------
                                                          (26)              71,350               47,401               76,070

Joint venture earnings                                      -               11,200              144,703              530,482
                                                    ---------           ----------            ---------           ----------
  Total real estate operations                            (26)              82,550              192,104              606,552

  Gain (loss) on sale of joint venture                  3,311              329,078             (103,770)           2,501,169
  Gain on sale of property                                 26               68,290                    -                    -
  Reversal of deferred disposition fees                     -            1,427,406                    -                    -
                                                    ---------           ----------            ---------           ----------
  Total real estate activity                            3,311            1,907,324               88,334            3,107,721


Interest on cash equivalents                            8,155               71,880              104,354              211,852
                                                    ---------           ----------            ---------           ----------

  Total investment activity                            11,466            1,979,204              192,688            3,319,573
                                                    ---------           ----------            ---------           ----------

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

                                       Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                       September 30, 2001   September 30, 2001   September 30, 2000   September 30, 2000
                                       ------------------   ------------------   ------------------   ------------------
PORTFOLIO EXPENSES

Management fees                                     -                52,332                   -                54,896
General and administrative                     44,590               121,212              46,344               139,129
                                           ----------           -----------          ----------           -----------
                                               44,590               173,544              46,344               194,025
                                           ----------           -----------          ----------           -----------

Net income (loss)                          $  (33,124)          $ 1,805,660          $  146,344           $ 3,125,548
                                           ==========           ===========          ==========           ===========

Net income (loss) per limited
 partnership unit                          $    (0.78)          $     42.49          $     3.44           $     73.54
                                           ==========           ===========          ==========           ===========

Cash distributions per limited
 partnership unit                          $    12.45           $    121.45          $     5.68           $    277.21
                                           ==========           ===========          ==========           ===========

Number of limited partnership units
 outstanding during the period                 42,076                42,076              42,076                42,076
                                           ==========           ===========          ==========           ===========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                           Three Months Ended         Nine Months Ended          Three Months Ended          Nine Months Ended
                           September 30, 2001         September 30, 2001         September 30, 2000          September 30, 2000
                           ------------------         -------------------        ------------------          ------------------

                          General     Limited        General     Limited        General      Limited       General      Limited
                          Partners    Partners       Partners    Partners       Partners     Partners      Partners     Partners
                          --------    --------       --------    --------       --------     --------      --------     --------
Balance at beginning      $ 46,136  $ 1,205,525      $ 27,748  $ 3,971,413      $ 28,156   $ 5,502,950     $  6,333   $ 13,978,434
  of period

Cash distributions          (5,291)    (523,846)       (5,291)  (5,110,130)       (2,414)     (238,992)     (10,383)   (11,663,888)

Net income (loss)             (331)     (32,793)       18,057    1,787,603         1,463       144,881       31,255      3,094,293
                          --------  -----------      --------  -----------      --------   -----------     --------   ------------

Balance at end
  of period               $ 40,514  $   648,886      $ 40,514  $   648,886      $ 27,205   $ 5,408,839     $ 27,205   $  5,408,839
                          ========  ===========      ========  ===========      ========   ===========     ========   ============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2001            2000
                                                    --------         --------

Net cash provided by (used for)
 operating activities                             $   (11,900)     $    348,213
                                                  -----------      ------------
Cash flows from investing activities:
  Net proceeds from sale of investments             3,685,546        10,648,672
  Deferred disposition fees                            42,548           351,750
  Investment in property                                    -           (29,426)
  Investment in joint venture                         (44,686)         (155,388)
                                                  -----------      ------------
  Net cash provided by investing activities         3,683,408        10,815,608
                                                  -----------      ------------

Cash flows from financing activity:
  Distributions to partners                        (5,115,421)      (11,674,271)
                                                  -----------      ------------

Net decrease in cash
  and cash equivalents                             (1,443,913)         (510,450)

Cash and cash equivalents:
  Beginning of period                               2,215,637         4,169,397
                                                  -----------      ------------

  End of period                                   $   771,724      $  3,658,947
                                                  ===========      ============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2001 and December 31, 2000 and the results of its operations, and partners' capital for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989 and has disposed of all its real estate investments as of September 30, 2001. The Partnership intends to liquidate and dissolve in 2002.

Note 2 - Real Estate Joint Ventures


     On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $1,418,250. The Partnership received its 31% share of the net proceeds, $1,366,126 after closing costs, and had recognized an initial gain on the sale of $330,165. Due to additional costs of sale, offset by a receipt of additional proceeds in the third quarter, the gain was decreased to $329,078 ($7.74 per limited partnership unit). A disposition fee of $42,548 was accrued but not paid to AEW Real Estate Advisors, Inc. (the "Advisor"). In accordance with the Partnership agreement, this fee was reversed during the second quarter of 2001. On March 29, 2001, the Partnership made a capital distribution of $1,178,128 ($28.00 per limited partnership unit) from the proceeds of the sale.

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


     The following summarized financial information is presented for the Prentiss Copystar joint venture:


                            Assets and Liabilities
                            ----------------------


                                      September 30, 2001  December 31, 2000
                                      ------------------  -----------------
Assets
  Real property, at cost less
    accumulated depreciation of
    $2,901,209 at December 31, 2000         $          -        $ 2,746,869
  Other                                                -             73,107
                                            ------------        -----------
                                                       -          2,819,976
Liabilities                                            -            106,201
                                            ------------        -----------

Net assets                                  $          -        $ 2,713,775
                                            ============        ===========

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


    The following summarized financial information is presented for the Prentiss Copystar joint venture. With respect to the period ended September 30, 2000, net income includes results of operations from the South Bay/Parkmoor Plaza joint venture through its sale date of May 31, 2000.

                             Results of Operations

                                   Nine Months Ended September 30,
                                       2001               2000
                                   ------------       ------------

Revenue

    Rental income                  $     87,305       $    777,616
                                   ------------       ------------
                                         87,305            777,616
                                   ------------       ------------

Expenses

    Operating expenses                   51,177            227,499
    Depreciation and amortization        12,151             39,321
                                   ------------       ------------
                                         63,328            266,820
                                   ------------       ------------

Net income                         $     23,977       $    510,796
                                   ============       ============

    Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property

    On April 6, 2001, the Partnership sold its Drilex investment to an unaffiliated third party for gross proceeds of $2,500,000. The Partnership received net proceeds of $2,361,968 and recognized a gain of $68,290 ($1.61 per limited partnership unit) on the sale. On April 26, 2001, the Partnership made a capital distribution of $2,272,104 ($54.00 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


    The following is a summary of the Drilex investment in property:

                                         September 30, 2001  December 31, 2000
                                         ------------------  -----------------

Property held for disposition, net          $          -        $  2,318,455
                                            ------------        ------------
                                            $          -        $  2,318,455
                                            ============        ============


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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


Liquidity and Capital Resources
-------------------------------

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999 and 2000 and two of which were sold in 2001. Through September 30, 2001, capital of $39,677,667 ($943.00 per limited partnership unit) has been returned to the limited partners; $36,091,951 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $3,249,108 as a result of distributions of original working capital. As a result of sales and similar transactions, the adjusted capital contribution has been reduced to $57.00 per limited partnership unit.

     At September 30, 2001, the Partnership had $771,724 in cash and cash equivalents which is being retained as a reserve in connection with the liquidation of the Partnership. A distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $12.45 per limited partnership unit. A capital distribution of orginial working capital previously held in reserves was made on April 26, 2001 in the amount of $27.00 per limited partnership unit. Distributions of cash from operations relating to the first quarter of 2000 were made at an annualized rate of 6.5% on the adjusted capital contribution of $454.22. Distributions of cash from operations relating to the second quarter of 2000 were made at an annualized rate of 5% on the adjusted capital contribution of $454.22. The distribution rate decrease in the second quarter of 2000 was primarily due to a decrease in cash available for distribution due to the sale of Parkmoor Plaza on May 31, 2000. There have been no distributions of cash from operations effective as of the third quarter of 2000 due to insufficient cash flow resulting from the sale of Parkmoor Plaza, Prentiss Copystar being vacant during the first eight months of 2000 and its sale in February 2001, and Drilex having reduced its cash flow to the Partnership due to payments of capital expenditures and its sale in April 2001.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Form of Real Estate Investment

     The Drilex investment was a wholly-owned property.   Drilex was sold on
April 6, 2001. The Prentiss Copystar real estate investment was structured as a joint venture. Prentiss Copystar was sold on February 26, 2001.

     Operating Factors

     As mentioned above, Drilex was sold on April 6, 2001 and the Partnership recognized a gain of $68,290. At the time of sale, Drilex was 100% leased, as it was at September 30, 2000.

     As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 31% share of the gain of $329,078. At the time of the sale, Prentiss Copystar was 100% leased.

     As mentioned above, the Parkmoor Plaza investment was sold on May 31, 2000 and the Partnership recognized a gain $2,501,169. The property was 100% leased at the time of sale.


     Investment Results

     Interest on cash equivalents for the three and nine months ended September 30, 2001, was $8,155 and $71,880, respectively, compared to $104,354 and $211,852 for the comparable periods in 2000. The decreases of $96,199 and $139,972 for the comparative three and nine month periods are due to lower average investment balances in 2001.

     For the three and nine months ended September 30, 2001, real estate operating results were ($26) and $82,550, respectively, compared to $192,104 and $606,552 for the comparable periods in 2000. The decreases of $192,130 and $524,002 for the comparative three and nine month periods are due to a decrease in both joint venture earnings as well as property operations as a result of the sale of Parkmoor Plaza in May 2000, the sale of Prentiss Copystar in February 2001 and the sale of Drilex in April 2001.

     The Partnership recognized $1,427,406 in revenue during the nine months ended September 30, 2001, which was attributable to the reversal of deferred disposition fees, in accordance with the Partnership agreement.

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

     During the respective three and nine month periods of 2000 and 2001, management fees remained relatively stable.

    General and administrative expenses for the three and the nine months ended September 30, 2001 were $44,590 and $121,212, respectively, compared to $46,344 and $139,129 for the same periods in 2000. While the comparative three month periods remained relatively stable, the overall nine month decrease is due to a decrease in appraisal fees, investor servicing fees and lower taxes.

                        COPLEY PENSION PROPERTIES VII;

                       A REAL ESTATE LIMITED PARTNERSHIP


                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 2001


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 2001.

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



                             COPLEY PENSION PROPERTIES VII;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



November 9, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                And Director of Managing General
                                Partner, Seventh Copley Corp.



November 9, 2001
                              /s/ Jonathan Martin
                              -------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Seventh Copley Corp.