Form 10-K405
period 2001-12-31
COPLEY PENSION PROPERTIES VII
filed 2002-03-29
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                          Commission File No. 0-20126

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

     World Trade Center East
     Two Seaport Lane, 16(th) Floor
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

                                Yes X      No___
                                   ---

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

          As of December 31, 2001 the Partnership had disposed of all its real estate property investments. The Partnership plans to liquidate and dissolve in 2002. The Partnership sold its last two remaining assets in 2001, as described below. The Partnership sold seven real estate investments between 1991 and 2001. The principal terms of these sales are set forth in the following table:

                         Date        Net Sale     Distribution     Distribution
       Investment        Sold        Proceeds        Per Unit         Date
       ----------        ----        --------        --------         ----

Drilex                   4/01      $2,361,968          $54.00         4/01
Prentiss Copystar        2/01      $1,364,298          $28.00         3/01
Parkmoor Plaza           5/00     $11,000,422         $252.78         6/00
Regency Court            3/99     $12,486,618         $286.00         3/99
Waterford Apartments     8/98      $5,446,250         $129.00         8/98
Kachina Apartments       8/94      $9,679,291         $104.00           *
Dornier Medical Systems  9/91      $4,696,621           $4.00         10/91



* In regards to the sale of the Kachina Apartments, two distributions were made. The first one was made in January of 1995 in the amount of $24.00 per Unit and the second one was made in October of 1995 in the amount of $80.00 per Unit.

          Office/Warehouse Building in Houston, Texas ("Drilex").
          -------------------------------------------------------

          On December 18, 1990, the Partnership acquired a 75% interest in a joint venture formed with an affiliate of The Trammell Crow Company ("Trammell Crow"). The Partnership had contributed $2,294,713 to the capital of the joint venture. The joint venture agreement entitled the Partnership to receive a preferred return on its invested capital at the rate of 11% per annum, which was payable currently until the Partnership had received an aggregate of $56,115. Upon completion of construction, the preferred return would accrue, if sufficient cash flow was not available therefor. In addition, upon rental of the building, the joint venture was also obligated to pay to the Partnership the amount of $2,755 on a monthly basis. This amount represented full amortization over a ten year period of the cost of special tenant improvements and was applied against both the contributed capital and the preferred return. The joint venture agreement also entitled the Partnership to receive 50% of the net proceeds of sales after return of its capital if the building was sold within one year of the tenant's occupancy for a cash price of greater than $2,800,000. Under any other circumstances, the Partnership's share of sale proceeds was 75%. As of January 1, 1993, the Partnership acquired Trammell Crow's equity interest in the joint venture for $70,000.

          The Partnership owned approximately 3.4 acres of land in Houston, Texas, improved with an approximately 53,750 square foot single story office/warehouse building constructed in 1991.

          On April 6, 2001, the Partnership sold its Drilex investment to an unaffiliated third party for gross proceeds of $2,500,000. The Partnership received net proceeds of $2,361,968 and recognized a gain of $68,290 ($1.61 per Unit) on the sale. On April 26, 2001, the Partnership made a capital distribution of $2,272,104 ($54.00 per Unit) from the proceeds of the sale.

          Industrial Building in Itasca, Illinois ("Prentiss Copystar").
          --------------------------------------------------------------

          On May 23, 1991, the Partnership acquired a 23.25% interest in a joint venture formed with Copley Pension Properties VI; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 51.75% interest, and with an affiliate of Prentiss Properties, Ltd. (the "Developer"). As of December 31, 2000, the Partnership had contributed $1,197,807 to the capital of the joint venture, which included default contributions made on behalf of the Developer. Of the capital contributed and not returned, $690,223 was characterized as Senior Capital, $308,725 was characterized as Junior Capital and $198,859 was characterized as Deficit and Default Contributions The joint venture agreement entitled the Partnership to receive a preferred return, compounded monthly, of 11% per annum of which the return on Senior Capital was payable currently and the return on Junior Capital, Deficit and Default Contributions could accrue and compound monthly if sufficient cash flow was not available therefor. If the Senior Capital was repaid prior to the termination of the joint venture, the Partnership would be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitled the Partnership to receive 23.25% of the net proceeds of sales and financings after return of its capital and 23.25% of cash flow remaining after payment of the preferred return, both of which had been adjusted to 27.70% as of December 31, 2000, as a result of its Default Contribution, in accordance with the joint venture agreement.

          The joint venture owned approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building.

          On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $1,418,250. The Partnership received its 31% share of the net proceeds, $1,364,298 after closing costs, and recognized a gain on the sale of $321,632 ($7.57 per Unit). On March 29, 2001, the Partnership made a capital distribution of $1,178,128 ($28.00 per Unit) from the proceeds of the sale.

Item 2.   Properties.
          -----------

          The Partnership has disposed of all its real property investments.

Item 3.   Legal Proceedings.
          ------------------

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ----------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 2001, there were 5,553 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated April 27, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 2001, cash distributions paid in 2001 or distributed after year end with respect to 2001 to the Limited Partners totaled $5,110,130, including $3,450,232 of returned capital from the proceeds of sales of real property and $1,136,052, of returned capital from original working capital reserves. For the year ended December 31, 2000, cash distributions paid in 2000 or distributed after year end with respect to 2000 to the Limited Partners totaled $12,676,657, including $10,635,971 of returned capital from the proceeds of a sale of real property and $1,491,173, of returned capital from original working capital reserves.

          Cash distributions exceeded net income in 2001 and 2000. Distributions of operating cash flow exceeded cash generated by operating activities. Reference is made to the Partnership's Statements of Changes in Partner's Capital and Statements of Cash Flows in Item 8 hereof.

Item 6.   Selected Financial Data.
          -----------------------

                      For Year        For Year        For Year        For Year        For Year
                      Ended or        Ended or        Ended or        Ended or        Ended or
                      As of:          As of:          As of:          As of:          As of:
                      12/31/01(1)     12/31/00(2)     12/31/99(3)     12/31/98(4)     12/31/97
                      ------------    ------------    ------------    ------------    --------
Revenues              $2,023,519      $ 3,643,661     $ 5,562,433      $ 5,544,041    $ 3,453,194

Net Income            $1,666,795      $ 3,179,838     $ 4,871,411      $ 3,960,679    $ 1,942,196

Net Income per
Unit of Limited
Partnership
Interest
Outstanding           $    39.22      $     74.82     $    114.62      $     93.19    $     45.70

Total Assets          $  743,747      $ 5,472,706     $15,148,639      $23,685,914    $28,125,153

Total Cash
Distributions
per Limited
Partnership
Unit
Outstanding
for the entire
period,
including amounts
distributed after
year end with
respect to such year  $   121.45      $    301.28      $    325.53     $    198.47    $    61.88


(1) 2001 Revenues and Net Income include gains on sale of investments of $389,922 and $1,427,406 of other income resulting from the reversal of deferred disposition fees. Cash distributions include a return of capital of $109.00.

(2) 2000 Revenues and Net Income include a gain on sale of investment of $2,501,169. Cash distributions include a return of capital of $288.22.

(3) 1999 Revenues and Net Income include a gain on sale of investment of $3,287,303. Cash distributions include a return of capital of $286.00.

(4) 1998 Revenues and Net Income include a gain on sale of investment of $2,076,945. Cash distributions include a return of capital of $141.88.

See the audited financial statements for details of significant transactions.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

ACCOUNTING POLICIES

Revenue Recognition
-------------------

      The Partnership recognizes rental revenue on a straight-line basis over the lease terms.

      The Partnership accounts for its investments in joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Partnership is reflected on the balance sheets, and the Partnership's share of net income or loss from the joint ventures is included in the statements of operations.

      The Partnership records real estate sales at the time a sale is consummated. A sale is consummated when the parties are bound by the terms of a contract, all consideration has been exchanged, all conditions precedent to closing have been met, and title has passed from seller to buyer.

Liquidation Basis of Accounting
-------------------------------

      The Partnership adopted a plan of liquidation on December 31, 2001, and, as a result, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. Accrued expenses for liquidation as of December 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time. Similarly, there can be no assurance as to the timing of a distribution of the Partnership's assets or the amount of assets that will be distributed to the Partnership's Unit holders.



LIQUIDITY AND CAPITAL RESOURCES
===============================

          The Partnership completed its offering of Units in September, 1990 and a total of 42,076 Units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, and for working capital reserves. As of December 31, 2001, the Partnership had sold all of its real estate investments: one investment was sold in each of 1991, 1994, 1998, 1999 and 2000, and two investments were sold in 2001. Through December 31, 2001, capital of $39,677,668 ($943.00 per Unit) has been returned to the limited partners; $36,091,951 as a result of sales, $336,608 in 1996 as a result of a discretionary reduction of cash reserves and $3,249,109 as a result of distributions of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $57.00.

          On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party for a gross sale price of $13,050,000. The Partnership received net proceeds of $12,486,618 and recognized a gain of $3,287,303 ($77.35 per Unit). A disposition fee was accrued but not paid to AEW Real Estate Advisors, Inc. (the "Advisor"). In accordance with the Partnership agreement, this fee was reversed in 2001. On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286.00 per Unit) from the proceeds of the sale.

          On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 and a gain of $2,501,169 ($58.85 per Unit). A disposition fee was accrued but not paid to the Advisor. In accordance with the Partnership agreement, this fee was reversed in 2001. On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per Unit) from the proceeds of the sale.

          On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $1,418,250. The Partnership received its 31% share of the net proceeds, $1,364,298 after closing costs, and recognized a gain of $321,632 ($7.57 per Unit). A disposition fee of $42,548 was accrued but not paid to the Advisor. In accordance with the Partnership agreement, this fee was reversed during the second quarter of 2001. On March 29, 2001, the Partnership made a capital distribution of $1,178,128 ($28.00 per Unit) from the proceeds of the sale.

          On April 6, 2001, the Partnership sold its Drilex investment to an unaffiliated third party for gross proceeds of $2,500,000. The Partnership received net proceeds of $2,361,968 and recognized a gain of $68,290 ($1.61 per Unit) on the sale. On April 26, 2001, the Partnership made a capital distribution of $2,272,104 ($54.00 per Unit) from the proceeds of the sale.

          At December 31, 2001, the Partnership had $743,747 in cash and cash equivalents which is being retained primarily as a reserve in connection with the liquidation of the Partnership. A capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $27.00 per Unit. A distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $12.45 per Unit. For the year ended December 31, 2000 the Partnership made distributions of cash from operations relating to the first quarter of 2000 at an annualized rate of 6.5% on the adjusted capital contribution of $454.22. Distributions of cash from operations relating to the second quarter of 2000 were made at an annualized rate of 5% on the adjusted capital contribution of $454.22. The rate decrease in the second quarter of 2000 is primarily due to a decrease in cash available for distribution due to the sale of Parkmoor Plaza on May 31, 2000. A capital distribution was made during the third quarter of 2000 from allocated working capital reserves related to Parkmoor Plaza ($35.44 per Unit); however, there were no distributions of cash from operations relating to the third and fourth quarters of 2000 due to the reduction in cash flow resulting from the sale of Parkmoor Plaza,

Prentiss Copystar being vacant during the first eight months of 2000 and the Drilex property having reduced its cash flow to the Partnership due to payments for capital expenditures.

RESULTS OF OPERATIONS
---------------------

          FORM OF REAL ESTATE INVESTMENTS

          The Regency Court and Drilex investments, which were structured as wholly-owned properties, were sold on March 25, 1999 and April 6, 2001, respectively. The Parkmoor Plaza and Prentiss Copystar investments, which were structured as joint ventures, were sold on May 31, 2000 and February 26, 2001, respectively.

          OPERATING FACTORS

          As discussed above, the Drilex investment was sold on April 6, 2001 and the Partnership recognized a gain of $68,290. Drilex was 100% leased at the time of the sale as it was on December 31, 2000.

          As discussed above, the Prentiss Copystar investment was sold on February 26, 2001 and the Partnership recognized a gain of $321,632. Prentiss Copystar was 100% leased at the time of the sale as it was on December 31, 2000.

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

          INVESTMENT ACTIVITY

          Interest on cash and cash equivalents decreased approximately $181,000 primarily due to lower average investment balances as a result of both the sales discussed above as well as distributions during 2001 and 2000 of cash previously held in reserves. Interest on cash and cash equivalents remained relatively stable between 2000 and 1999.

          2001 Compared to 2000

          Total real estate operations for the years ended December 31, 2001 and 2000 were $83,668 and $660,370, respectively. The decrease of $576,702 is primarily due to a decrease in joint venture earnings as a result of the sale of the Parkmoor Plaza investment in May 2000, the sale of Prentiss Copystar investment in February 2001 and a decrease in property operations due to the sale of Drilex in April 2001.

          The Partnership recognized other revenue of $1,427,406 during the year ended December 31, 2001, which is attributable to the reversal of the deferred disposition fees in accordance with the Partnership Agreement.

          2000 Compared to 1999

          Total real estate operations for the years ended December 31, 2000 and 1999 were $660,370 and $1,656,933, respectively. The decrease of $996,563 was due to a decrease in joint venture earnings as well as a decrease in property operations. The decrease in joint venture earnings is a result of the sale of Parkmoor Plaza in May 2000 and the vacancy at Prentiss Copystar for the first eight months of 2000 versus three months vacancy in 1999. The decrease in property operations is due to the sale of the Regency Court Apartments in March 1999 as well as a lease termination fee recorded as income at Drilex in 1999 as well as an increase in depreciation and amortization expense in 2000 at Drilex.

          PORTFOLIO EXPENSES

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

          2001 Compared to 2000

          The Partnership management fee remained relatively stable between 2001 and 2000. General and administrative expenses decreased approximately $35,000, or 19% due to decreases in appraisal, printing and investor servicing fees as a result of the sale of the Partnership's remaining two assets during 2001.

          2000 Compared to 1999

          The Partnership management fee decreased between 2000 and 1999 due to a decrease in distributable cash flow as a result of the sale of the Parkmoor Plaza on May 31, 2000 as well as insufficient cash flow resulting from Prentiss Copystar being vacant during the first eight months of 2000 and the Drilex property having reduced its cash flow to the Partnership due to payments of capital expenditures. General and administrative expenses increased approximately $6,500 or 4%, due to an increase in investor servicing fees which is offset by a decrease in legal, appraisal and filing fees and taxes.

INFLATION
---------

          By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time, if rental rates and replacement costs increase. Declines in property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2001 and 2000.

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------
          The independent auditor's report and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statements on page 14.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      ---------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2001.

Name                 Position(s) with the Managing General Partner          Age
----                 ---------------------------------------------          ---
Alison L. Husid      President, Chief Executive Officer and Director        39
Pamela J. Herbst     Vice President and Director                            46
J. Grant Monahon     Vice President                                         56
James J. Finnegan    Vice President                                         41
Jonathan Martin      Treasurer and Principal Financial and Accounting
                        Officer                                             31


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

          Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 17 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a member of New England Women in Real Estate (NEWIRE), a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

     Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of its Management Committee, Investment Committee and Investment Policy Group. Since joining AEW in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

     J. Grant Monahon is a Principal of AEW focused primarily on expanding AEW's activities in a variety of global real estate markets. Grant is a member of AEW's Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly has served as AEW's Chief Operating Officer and as General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

     Jonathan Martin is the Director of Portfolio Accounting for AEW's Direct Investment group, with responsibility for overseeing all accounting, performance measurement and financial reporting matters for the firm's direct equity investment portfolios. Prior to joining AEW, Jon worked for nine years as a Senior Manager with PricewaterhouseCoopers, LLP where he was an auditor and financial consultant specializing in the real estate and mortgage banking industries. A Certified Public Accountant and a member of NCREIF's Accounting Committee, Jon is a graduate of the University of Notre Dame (B.A.).

     (f)  Involvement in Certain Legal Proceedings.
          ----------------------------------------

          None.

Item 11.  Executive Compensation.
          -----------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 7 of Notes to Financial Statements.

     The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2001. Cash distributions to General Partners include amounts paid after year end with respect to 2001.


                                                         Amount of Compensation
Receiving Entity                Type of Compensation        and Reimbursement
----------------                --------------------     ---------------------

General Partners                Share of Distributable
                                Cash                                 $   5,291

AEW Real Estate Advisors, Inc.  Management Fees
(formerly known as Copley       and Expense
Real Estate Advisors, Inc.)     Reimbursements                          68,308
                                                                     ---------

                                TOTAL                                $  73,599
                                                                     =========


     For the year ended December 31, 2001 the Partnership allocated $186 of taxable loss to the General Partners. See Note 1 to the audited financial statements for additional information about transactions between the Partnership and the General Partner and their affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

               No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2001. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

               Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

          (b)  Security Ownership of Management.
               ---------------------------------

               The General Partners of the Partnership owned no Units at December 31, 2001.

          (c)  Changes in Control.
               -------------------

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          The Partnership has no relationships or transactions to report other than as reported in Item 10, above.

                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

          (a)  The following documents are filed as part of this report:

               Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Financial Statement Index No. 2 are filed as part of this Annual Report.

          (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                         COPLEY PENSION PROPERTIES VII;
                       A REAL ESTATE LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                  * * * * * * *

                                DECEMBER 31, 2001

                         COPLEY PENSION PROPERTIES VII;
                         ------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 2001):

     Balance Sheets - December 31, 2001 and 2000

     Statements of Operations - Years ended December 31, 2001, 2000 and 1999

     Statements of Partners' Capital - Years ended December 31, 2001, 2000, and 1999

     Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999

     Notes to Financial Statements

All schedules are omitted because they are not applicable.

                        Report of Independent Accountants

To the Partners of Copley Pension Properties VII; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Seventh Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 2001 and as a result changed its basis of accounting for periods subsequent to December 31, 2001 from the going concern basis to the liquidation basis of accounting.

/s/ PriceWaterhouseCoopers LLP
Boston, MA
March 18, 2002

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation at December 31, 2001)

                                                            December 31,
                                                     --------------------------
                                                           2001            2000
                                                     ----------    ------------

Assets

Joint venture held for disposition                   $        -    $    938,614
Property held for disposition                                 -       2,318,455
                                                     ----------    ------------
                                                                      3,257,069

Cash and cash equivalents                               743,747       2,215,637
                                                     ----------    ------------
                                                     $  743,747    $  5,472,706
                                                     ==========    ============
Liabilities and Partners' Capital

Accounts payable                                     $   84,212    $     88,687
Accrued expenses for liquidation                        109,000               -
Deferred disposition fees                                     -       1,384,858
                                                     ----------    ------------
Total liabilities                                       193,212       1,473,545
                                                     ----------    ------------
Partners' capital:
 Limited partners ($57.00 and $166.00 per unit,
   respectively; 160,000 units authorized,
   42,076 units issued and outstanding)                 511,410       3,971,413
 General partners                                        39,125          27,748
                                                     ----------    ------------
Total partners' capital                                 550,535       3,999,161
                                                     ----------    ------------
                                                     $  743,747    $  5,472,706
                                                     ==========    ============


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation at December 31, 2001)


                                                      Year ended December 31,
                                         -------------------------------------
                                              2001        2000         1999
                                         ------------  ----------- -----------
Investment Activity

Property rentals                         $   113,217  $   323,038  $   937,404
Property operating expenses                  (46,367)     (79,704)    (265,271)
Depreciation and amortization                       -    (145,428)     (90,317)
                                         ------------ ------------ ------------
                                              66,850       97,906      581,816

Joint venture earnings                        16,818      562,464    1,075,117
                                         ------------ ------------ ------------
   Total real estate operations               83,668      660,370    1,656,933

Gain on sale of joint venture investments    321,632    2,501,169            -
Gain on sale of properties                    68,290            -    3,287,303
Reversal of deferred disposition fees      1,427,406            -            -
                                         ------------ ------------ ------------
   Total real estate activity              1,900,996    3,161,539    4,944,236

Interest on cash equivalents                  76,156      256,990      262,609
                                         ------------ ------------ ------------
   Total investment activity               1,977,152    3,418,529    5,206,845
                                         ------------ ------------ ------------
Portfolio Expenses

Management fee                                52,332       54,896      158,173
Estimated liquidation period expenses        109,000            -            -
General and administrative                   149,025      183,795      177,261
                                         ------------ ------------ ------------
                                             310,357      238,691      335,434
                                         ------------ ------------ ------------
Net Income                               $ 1,666,795  $ 3,179,838  $ 4,871,411
                                         ============ ============ ============
Net income per limited
 partnership unit                        $     39.22  $     74.82  $    114.62
                                         ============ ============ ============
Cash distributions per limited
 partnership unit                        $    121.45  $    312.65  $    327.22
                                         ============ ============ ============
Number of limited partnership units
 outstanding during the year                  42,076       42,076       42,076
                                         ============  =========== ============


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(in liquidation at December 31, 2001)

                                                       Year ended December 31,
                            --------------------------------------------------------------------------------------
                                      2001                       2000                           1999
                            -------------------------    -------------------------     ---------------------------
                              General        Limited      General          Limited       General          Limited
                             Partners       Partners     Partners         Partners      Partners         Partners
                             --------       --------     --------         --------      --------         --------
Balance at beginning
   of year                   $ 27,748     $3,971,413     $  6,333     $ 13,978,434      $(25,669)     $22,923,845

Cash distributions             (5,291)    (5,110,130)     (10,383)     (13,155,061)      (16,712)     (13,768,108)

Net income                     16,668      1,650,127       31,798        3,148,040        48,714        4,822,697
                             --------     ----------     --------     ------------      --------      -----------

Balance at end of year       $ 39,125     $  511,410     $ 27,748     $  3,971,413      $  6,333      $13,978,434
                             ========     ==========     ========     ============      ========      ===========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation at December 31, 2001)

                                                                                    Year ended December 31,
                                                            -------------------------------------------------------------------
                                                                  2001                        2000                    1999
                                                            -------------               --------------           --------------
Cash flows from operating activities:
  Net income                                                $  1,666,795                $  3,179,838            $  4,871,411
  Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
   Depreciation and amortization                                       -                     145,428                  90,317
   Equity in joint venture earnings                              (16,818)                   (562,464)             (1,075,117)
   Cash distributions from joint ventures                              -                     557,565               1,159,146
   Gain on sale of joint venture                                (321,632)                 (2,501,169)                      -
   Gain on sale of property                                      (68,290)                          -              (3,287,303)
   Decrease (increase) in deferred lease commissions              20,247                    (109,296)               (131,838)
   Decrease (increase) in property working capital                 4,530                    (255,344)                272,222
   Decrease (increase) in operating liabilities                  104,525                     (42,077)                (15,366)
   Reversal of deferred disposition fees                      (1,427,406)                          -                       -
                                                            -------------               -------------           -------------
  Net cash provided by (used for)
   operating activities                                          (38,049)                    412,481               1,883,472
                                                            -------------               -------------           -------------

Cash flows from investing activities:
  Investment in property                                               -                     (31,261)               (400,000)
  Investment in joint venture                                    (44,686)                   (169,958)                 (1,276)
  Net proceeds from sale of investments                        3,683,718                  10,648,672              12,095,118
  Deferred disposition fees                                       42,548                     351,750                 391,500
                                                            -------------               -------------           -------------
  Net cash provided by investing
   activities                                                  3,681,580                  10,799,203              12,085,342
                                                            -------------               -------------           -------------

Cash flows from financing activity:
  Distributions to partners                                   (5,115,421)                (13,165,444)            (13,784,820)
                                                            -------------               -------------           -------------
  Net cash used in financing activity                         (5,115,421)                (13,165,444)            (13,784,820)
                                                            -------------               -------------           -------------

Net increase (decrease) in cash and cash
  equivalents                                                 (1,471,890)                 (1,953,760)                183,994

Cash and cash equivalents:
  Beginning of year                                            2,215,637                   4,169,397               3,985,403
                                                            -------------               -------------           -------------

  End of year                                               $    743,747                $  2,215,637            $  4,169,397
                                                            =============               =============           =============

(See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General
     -------

     Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989 and has disposed of all of its investments as of December 31, 2001. On December 31, 2001, the Partnership adopted a plan of liquidation and intends to liquidate in 2002.

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

     Management
     ----------

     The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The Advisor is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in each of 2001, 2000 and 1999). Acquisition fees were paid at the time commitments were initially funded in an amount equal to 2% of the gross proceeds from the offering of units. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's last two remaining assets during 2001, the Managing General Partner determined that previously accrued disposition fees of $1,427,406 would not be paid, and, accordingly, recognized the reversal of such fees as other revenue in 2001.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life during 2000 and 1999, was engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $9,846 in 2000 and $9,685 in 1999.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     Revenue Recognition
     -------------------

     The Partnership recognizes rental revenue on a straight-line basis over the lease terms.

     The Partnership accounts for its investments in joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Partnership is reflected on the balance sheets, and the Partnership's share of net income or loss from the joint ventures is included in the statements of operations.

     The partnership records real estate sales at the time a sale is consummated. A sale is consummated when the parties are bound by the terms of a contract, all consideration has been exchanged, all conditions precedent to closing have been met, and title has passed from seller to buyer.

     Liquidation Basis of Accounting
     -------------------------------

     In connection with its adoption of a plan of liquidation on December 31, 2001, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

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

     Real Estate Joint Ventures
     --------------------------

     Investments in joint ventures were stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity was measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon.

     Property
     --------

     Property included land and buildings, which were stated at cost less accumulated depreciation, plus other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equaled the Partnership's carrying value of the prior investment on the conversion date.

     Capitalized Costs, Depreciation and Amortization
     ------------------------------------------------

     Maintenance and repair costs were expensed as incurred. Significant improvements and renewals were capitalized. Depreciation was computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs were also capitalized and amortized over the related lease term.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land were amortized using the straight-line method over the estimated useful lives of the underlying property.

     Leases provided for rental increases over the respective lease terms. Rental revenue was being recognized on a straight-line basis over the lease terms.

     Realizability of Real Estate Investments
     ----------------------------------------

     The Partnership considered a real estate investment to be impaired when it determined the carrying value of the investment was not recoverable through undiscounted cash flows generated from the operations and disposition of the property. The impairment loss was based on the excess of the investment's carrying value over its estimated fair market value. For investments held for disposition, the impairment loss also included estimated costs of sale. Property held for disposition was not depreciated during the holding period. Investments were considered to be held for disposition at the time management committed the Partnership to a plan to dispose of the investment.

     Cash Equivalents
     ----------------

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     Deferred Disposition Fees
     -------------------------

     Disposition fees due to the Advisor related to sales of investments were included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon. Based on the Partnership's returns to date and the sale of the Partnership's last two remaining assets, the Managing General Partner determined that previously accrued disposition fees of $1,427,406 would not be paid, and, accordingly, recognized the reversal of such fees as revenue in 2001.

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

Note 3 - Accrued Expenses for Liquidation
-----------------------------------------

     Accrued expenses for liquidation as of December 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. As of December 31, 2001 the Partnership accrued $109,000 for such expenses.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time.

Note 4 - Real Estate Joint Ventures
-----------------------------------

     The Partnership invested in six real estate joint ventures, organized as general partnerships with different real estate management/development firms, and in two cases, with an affiliate of the Partnership. One such investment was sold in each of 1991, 1994, 1998, 2000 and 2001. The Drilex investment was converted to a wholly-owned property in 1993 and was sold in 2001. The Partnership had committed to make capital contributions to the ventures, which were subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provided for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner did not contribute proportionately.

     The respective real estate management/development firm was responsible for day-to-day development and operating activities, although overall authority and responsibility for the business was shared by the venturers. The real estate management/development firm, or its affiliates, also provided various services to the respective joint ventures for a fee.

     The following is a summary of cash invested in joint venture, net of returns of capital and acquisition fees:

                    Preferential
  Investment/          Rate of    Ownership               December 31,
  Location             Return      Interest            2001              2000
  --------             ------      --------   ----------------- ---------------
Prentiss Copystar      11%         27.70%     $           -     $   1,197,807
  Itasca, Illinois


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

     On May 31, 2000, the South Bay/Parkmoor Plaza joint venture in which the Partnership held a 75% interest, sold its property to an unaffiliated third party for gross proceeds of $11,725,000. The Partnership received net proceeds of $11,000,422 and recognized a gain of $2,501,169 ($58.85 per Unit). A disposition fee of $351,750 was accrued but not paid to the Advisor. This fee was reversed in 2001 (see Note 2). On June 28, 2000, the Partnership made a capital distribution of $10,635,971 ($252.78 per Unit) from the proceeds of the sale.

     Prentiss Copystar
     -----------------

     On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate initially had a collective 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $1,029,084 but subsequently made additional contributions classified as Deficit Contributions as well as contributions on behalf of the affiliate of Prentiss Properties, classified as Default Contributions. The Default Contributions subsequently increased the Partnership's and its Affiliate's collective interest to 89.34% as of December 31, 2000. The preferential return related to $308,725 of the Partnership's capital contribution was payable currently only to the extent of available cash flow. If $720,359, or any portion thereof, was returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return would be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary.

     On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $1,418,250. The Partnership received its 31% share of the net proceeds, $1,364,298 after closing costs, and had recognized a gain on the sale of $321,632 ($7.57 per Unit). A disposition fee of $42,548 was accrued but not paid to the Advisor. This fee was reversed during the second quarter of 2001 (see Note 2). On March 29, 2001, the Partnership made a capital distribution of $1,178,128 ($28.00 per Unit) from the proceeds of the sale.


     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture investment:

                                          Assets and Liabilities
                                          ----------------------
                                                       December 31,
                                           ------------------------------------
                                                 2001                 2000
                                           ----------------     ---------------
Assets
  Real property, at cost less
   accumulated depreciation
   of $496,142 at December 31, 2000        $             -      $     2,746,869
  Other                                              9,500               73,107
                                           ----------------     ---------------
                                                     9,500            2,819,976

Liabilities                                          9,500              106,201
                                           ----------------     ---------------
Net assets                                 $             -      $     2,713,775
                                           ================     ===============


     The following summarized financial information is presented for the Prentiss Copystar joint venture. With respect to the periods ended December 31, 2000 and 1999, net income includes results of operations from the South Bay/Parkmoor Plaza joint venture through its sale date of May 31, 2000.


                                    Results of Operations
                                    ---------------------

                                             Year ended December 31,
                                    -------------------------------------------
                                       2001          2000              1999
                                       ----          ----              ----

Revenue:
  Rental                            $    98,875   $    940,158    $   2,024,723

Expenses
  Operating expenses                     44,623        262,916          455,211
  Depreciation and amortization          12,151         63,378          359,933
                                    -----------   ------------    -------------
                                         56,774        326,294          815,144
                                    -----------   ------------    -------------

Net income                          $    42,101   $    613,864    $   1,209,579
                                    ===========   ============    =============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of their various financing arrangements with the joint ventures.

     The Prentiss Copystar investment was classified as "Joint venture held for disposition" on the balance sheet at December 31, 2000. During the years ended December 31, 2001 and 2000, the Partnership recognized equity in joint venture earnings of $16,818 and $15,499 from this investment, respectively.


Note 5 - Property
-----------------

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

     On March 25, 1999, the Partnership sold the Regency Court Apartments to an unaffiliated third party for a gross sale price of $13,050,000. The Partnership received net proceeds of $12,486,618 and recognized a gain of $3,287,303 ($77.35 per Unit). A disposition fee was accrued but not paid to the Advisor. This fee was reversed in 2001 (see Note 2). On April 29, 1999, the Partnership made a capital distribution of $12,033,736 ($286.00 per Unit) from the proceeds of the sale.

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

     The building and improvements were being depreciated over 25 years.

     On April 6, 2001, the Partnership sold its Drilex investment to an unaffiliated third party for gross proceeds of $2,500,000. The Partnership received net proceeds of $2,361,968 and recognized a gain of $68,290

($1.61 per Unit) on the sale. On April 26, 2001, the Partnership made a capital distribution of $2,272,104 ($54.00 per Unit) from the proceeds of the sale.

     The Drilex investment was classified as "Property held for disposition, net", on the Balance Sheet at December 31, 2000. During the years ended December 31, 2001 and 2000, the Partnership recognized $66,850 and $132,174 in net income from this investment, respectively.

Note 6 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statements of operations as follows:

                                          Year ended December 31,
                                       2001               2000           1999
                                -----------        -----------     ----------
Net income per financial
   Statements                   $ 1,666,795        $ 3,179,838     $4,871,411
   Property operations                    -            194,557              -
   Joint venture earnings        (1,313,098)           182,677        (82,742)
   Gain on sale                      43,582          1,256,696        535,320
   Expenses                        (187,336)          (418,370)         6,998
   Depreciation                    (228,539)           (12,224)             -
                                ------------       -----------     ----------
Taxable income (loss)           $   (18,596)       $ 4,383,174     $5,330,987
                                ============       ===========     ==========

Note 7 - Partners' Capital
--------------------------

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners.

    Net sale proceeds and refinancing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $996 during 1991, and from $996 to $892 in 1995, as a result of capital returned from sale transactions. The adjusted capital contribution was further reduced to $884 in 1996, as a result of capital returned from a discretionary reduction of cash reserves. In 1998 the adjusted capital contribution was reduced from $884 to $755 as a result of capital returned from the sale of Waterford Apartments and further reduced to $742.12 as a result of capital returned from a discretionary reduction of original working capital. In 1999 the adjusted capital contribution was reduced from $742.12 to $456.12 as a result of capital returned from the sale of Regency Court and further reduced to $454.22 as a result of capital returned from a discretionary reduction of original working capital. In 2000 the adjusted capital contribution was reduced from $454.22 to $201.44 as a result of capital returned from the sale of Parkmoor Plaza and further reduced to $166.00 as a result of capital returned from a discretionary reduction of original working capital. In 2001 the adjusted capital contribution was reduced from $166.00 to $138.00 as a result of capital returned from the sale of Prentiss Copystar, and further reduced to $57.00 as a result of capital returned from the sale of Drilex and capital returned from a discretionary reduction of original working capital and sales proceeds previously held in reserves. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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

[Letterhead of SMB]
                                   [LOGO of SMB]

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

                                             SOREN . McADAM . BARTELLS
                                             Certified Public Accountants, Inc.

Redlands, California                         /S/ Douglas R. McAdam
January 14, 2000                             By: Douglas R. McAdam, CPA

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                                  BALANCE SHEET


                                          December 31,     1999        1998
------------------------------------------------------------------------------
ASSETS
Income-producing property                               $6,597,614  $6,759,590
Cash                                                        86,737      12,685
Rents receivable, net of allowance for
  doubtful accounts of $-0- and $1,768                     715,325     724,300
Other assets                                               283,009     243,752
                                                         ---------------------

Total assets                                            $7,682,685  $7,740,327
                                                         =====================

LIABILITIES AND PARTNERS' EQUITY
Liabilities
Accounts payable                                        $   30,735  $   11,529
Accrued Priority Return                                     81,553      81,553
Security deposits                                           41,583      34,540
Unearned revenue                                            17,949      14,607
                                                         ---------------------

Total liabilities                                          171,820     142,229

Partners' equity                                         7,510,865   7,598,098
                                                         ---------------------

Total liabilities and partners' equity                  $7,682,685  $7,740,327
                                                         =====================


The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                            STATEMENTS OF OPERATIONS

         For the Years Ended December 31,     1999        1998         1997
------------------------------------------------------------------------------
Revenue
Building rentals                           $1,440,106  $1,406,426   $1,387,335
Other rental reimbursements                   223,220     179,450      203,283
Interest                                        1,758         389           28
                                            ----------------------------------

Total revenue                               1,665,084   1,586,265    1,590,646
                                           -----------------------------------

Expenses
Interest                                      978,633     981,855    1,001,621
Depreciation                                  267,926     265,252      265,252
Land rent                                      73,230      73,230       73,230
Property taxes                                 89,470      88,404       85,856
Property operations                           199,524     196,345      204,712
General and administrative                     12,734      19,386       16,251
                                           -----------------------------------

Total expenses                              1,621,517   1,624,472    1,646,922
                                           -----------------------------------

Net income (loss)                          $   43,567  $  (38,207)  $  (56,276)
                                           ===================================

The accompanying notes are an integral part of these financial statements.

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                        STATEMENTS OF PARTNERS' EQUITY


                                       Copley Pension     SBC&D
                                       Properties VII     Co., Inc.   Total
                                       ---------------------------------------
Balance, December 31, 1996               $7,840,580      $     1    $7,840,581
Net loss                                    (56,276)                   (56,276)
                                         -------------------------------------

Balance, December 31, 1997                7,784,304            1     7,784,305

Distributions                              (111,000)     (37,000)     (148,000)
Net loss                                    (75,206)      36,999       (38,207)
                                         -------------------------------------

Balance, December 31, 1998                7,598,098          -       7,598,098
Distributions                               (98,100)     (32,700)     (130,800)
Net income                                   10,867       32,700        43,567
                                         -------------------------------------

Balance, December 31, 1999               $7,510,865      $   -      $7,510,865
                                         =====================================


The accompanying notes are an integral part of these financial statements.

                           SOUTH BAY/COPLEY VII ASSOCIATES
                          (A California General Partnership)

                            STATEMENTS OF CASH FLOWS

       For the Years Ended December 31,                       1999        1998           1997
----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                            $ 43,567  $  (38,207)  $  (56,276)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities
   Depreciation and amortization                              295,944     290,849      290,479
   (Increase) decrease in:
       Rents receivable                                         8,975      32,813      (94,569)
       Other assets                                           (67,275)     (9,183)      (3,502)
  Increase (decrease) in:
     Accounts payable                                          19,206       1,148        2,004
     Accrued Priority Return                                             (118,201)    (156,148)
     Security deposits                                          7,043        -           2,000
     Unearned revenue                                           3,342         502       13,064
                                                              --------------------------------
Net cash provided by (used in) operating activities           310,802     159,721       (2,948)
                                                              --------------------------------

Cash flows from investing activities
Additions to properties                                      (105,950)       -             -
                                                              --------------------------------

Net cash used in investing activities                        (105,950)       -             -
                                                              --------------------------------

Cash flows from financing activities
Distributions to partners                                    (130,800)   (148,000)         -
                                                              --------------------------------

Net cash used in financing activities                        (130,800)   (148,000)         -
                                                              --------------------------------

Net increase (decrease) in cash                                74,052      11,721       (2,498)

Cash
Balance, beginning of year                                     12,685         964        3,912
                                                              --------------------------------

Balance, end of year                                         $ 86,737  $   12,685   $      964
                                                             =================================

Cash paid for interest                                       $978,633  $1,100,056   $1,157,770
                                                             =================================

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

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

2.   INCOME-PRODUCING PROPERTIES

Income-producing properties consisted of the following:

                                         December 31,
                                       1999          1998
                                 --------------------------
Buildings                        $ 7,281,939    $ 7,281,939
Building improvements                975,927        899,407
Site improvements                    810,868        781,437
                                 --------------------------
                                   9,068,734      8,962,783
Less accumulated depreciation     (2,471,120)    (2,203,193)
                                 --------------------------
                                 $ 6,597,614    $ 6,759,590
                                 ==========================

Depreciation charged to operations during the years ended December 31, 1999, 1998, and 1997 was $267,926, $265,252, and $265,252, respectively.

The Partnership evaluates its properties for impairment of value under standards established under Statement of Financial Accounting Standards (SFAS) No. 121, ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.'' Under these standards, an impairment occurs if the estimated undiscounted cash flows from the properties were less than the carrying amount of the asset. At December 31, 1999, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

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

4.   OTHER ASSETS

Other assets consisted of the following:

                                               December 31,
                                             1999       1998
                                         ---------------------

Capitalized leasing costs                $ 426,727   $ 359,857
Less accumulated amortization             (154,044)   (127,995)
                                         ---------------------
                                           272,683     231,862
Prepaid insurance                           10,326      11,890
                                         ---------------------

                                         $ 283,009   $ 243,752
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

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

5.   RELATED PARTY TRANSACTION (CONTINUED)

The following is a summary of information relative to the Priority Return:


                                          For the Years Ended December 31,
                                            1999        1998         1997
                                          ----------------------------------
Amount charged to operations              $978,633   $  981,855   $1,001,621
                                          ==================================

Cash payments                             $978,663   $1,100,056   $1,157,770
                                          ==================================


                                                             December 31,
                                                          1999         1998
                                                         -------------------
Accrued Priority Return currently payable                $81,553     $81,553
                                                         ===================


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

Charges related to these transactions were as follows:

                                          For the Years Ended December 31,
                                           1999          1998         1997
                                       ------------------------------------
Tenant improvements                    $ 76,519
Repairs and maintenance                   4,256        $ 6,354      $11,755
Management fees                          43,536         42,564       39,779
Lease commissions                        25,350                       1,885
                                       ------------------------------------

                                       $149,661        $48,918      $53,419
                                       ====================================

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

                        SOUTH BAY/COPLEY VII ASSOCIATES
                       (A California General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

6.   RENTAL REVENUE

Portions of the project's buildings are rented under noncancellable leases with initial lease terms of up to twenty years. The following is a schedule by years of minimum future rentals on these leases as of December 31, 1999:

Year ending December 31,
          2000                   $ 1,540,986
          2001                     1,476,147
          2002                     1,478,683
          2003                     1,541,262
          2004                     1,519,865
        Thereafter                 5,454,744
                                  ----------

          Total                  $13,011,687
                                  ==========

The above schedule includes minimum future rentals of three significant tenants that represent greater than 80 percent of the minimum future rentals.

Certain lease agreements provide that rental amounts can be increased in accordance with the Consumer Price Index for all wage earners and clerical workers, San Francisco/Oakland metropolitan area, published by the United States Department of Labor, Bureau of Labor Statistics. In addition, one lease agreement is subject to a yearly fixed rate increase over its term. Under certain of the lease agreements, the lessess are required to pay their proportionate shares of property taxes, insurance, and common area maintenance charges.

7.   LAND LEASE

The Partnership leases the land used in its operations under a noncancellable operating lease which has an initial expiration date of November 12, 2014 and an option to extend the lease for an additional 25 years.

The following is a schedule by years of minimum future rentals as of December 31, 1999:

Year ending December 31,
          2000                  $   73,230
          2001                      73,230
          2002                      73,230
          2003                      73,230
          2004                      73,230
        Thereafter                 726,442
                                 ---------

          Total                 $1,092,592
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

                                        COPLEY PENSION PROPERTIES VII;
                                        A REAL ESTATE LIMITED PARTNERSHIP

Date: March 29, 2002                    by:   /s/ Alison L. Husid
                                              ----------------------
                                                  Alison L. Husid
                                                  President of the
                                                  Managing General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                 Title                                     Date
       ---------                 -----                                     ----
                                   President, Chief
/s/   Alison L. Husid              Executive Officer and
-----------------------------      Director of the Managing      March 29, 2002
      Alison L. Husid              General Partner

/s/   Pamela J. Herbst             Vice President and
-------------------------          Director of the Managing      March 29, 2002
      Pamela J. Herbst             General Partner

/s/   J. Grant Monahon             Vice President and
-------------------------          Director of the Managing      March 29, 2002
      J. Grant Monahon             General Partner

/s/   James J. Finnegan            Vice President of the         March 29, 2002
-------------------------          Managing General Partner
      James J. Finnegan

/s/   Jonathan Martin              Treasurer and Principal
-------------------------          Financial and Accounting
      Jonathan Martin              Officer of the Managing       March 29, 2002
                                   General Partner