Form 10-Q
period 2002-03-31
COPLEY PENSION PROPERTIES VII
filed 2002-05-10
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002            Commission File Number 0-20126




                         COPLEY PENSION PROPERTIES VII;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-3035851
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         World Trade Center East
         Two Seaport Lane, 16/th/ Floor
         Boston, Massachusetts                           02210
(Address of principal executive offices)               (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 261-9000


===============================================================================
Former name, former address and former fiscal year if changed since last report


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


                        FOR QUARTER ENDED MARCH 31, 2002


                                     PART I


                              FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSET IN LIQUIDATION

                                                          March 31, 2002      December 31, 2001
                                                           (Unaudited)            (Audited)
                                                          --------------      -----------------
Assets

Cash and cash equivalents                                    $   686,083          $   743,747
                                                             -----------          -----------
                                                             $   686,083          $   743,747
                                                             ===========          ===========

Liabilities and Partners' Capital

Accounts payable                                             $    28,244           $   84,212
Accrued expenses for liquidation                                 104,554              109,000
                                                             -----------           ----------
Total liabilities                                                132,798              193,212
                                                             -----------           ----------


Net assets in liquidation:
    Limited partners ($57.00 per unit;
        160,000 units authorized, 42,076
        units issued and outstanding)                            514,132              511,410
    General partners                                              39,153               39,125
                                                             -----------          -----------
Total partners' capital                                          553,285              550,535
                                                             -----------          -----------
                                                             $   686,083          $   743,747
                                                             ===========          ===========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                                           Three Months Ended
                                                              March 31, 2002
                                                           ------------------
Net Assets in liquidation at
     beginning of period                                   $          550,535
                                                           ------------------


Increase during period:
     Operating Activities
         Interest Income                                                2,750
                                                           ------------------
Net change in net assets in liquidation                                 2,750
                                                           ------------------


Net assets in liquidation at
end of period                                              $          553,285
                                                           ==================

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                                             Three Months Ended
                                                               March 31, 2001
                                                             ------------------
INVESTMENT ACTIVITY

Property rentals                                               $     108,599
Property operating expenses                                           (8,554)
                                                                  ----------
                                                                     100,045

Joint venture earnings                                                 7,491
                                                                  ----------

   Total real estate operations                                      107,536

Gain on sale of joint venture                                        330,165
                                                                  ----------

   Total real estate activity                                        437,701

Interest on cash equivalents                                          32,824
                                                                  ----------

   Total investment activity                                         470,525
                                                                  ----------
PORTFOLIO EXPENSES

General and administrative                                            39,992
                                                                  ----------
                                                                      39,992
                                                                  ----------

Net income                                                     $     430,533
                                                                  ==========

Net income per limited partnership
   unit                                                        $       10.13
                                                                  ==========
Cash distributions per limited
   partnership unit                                            $       28.00
                                                                  ==========
Number of limited partnership units
   outstanding during the period                                      42,076
                                                                  ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                            Three Months Ended
                                                              March 31, 2001
                                                           -------------------
Net cash provided by operating activities                    $     100,956
                                                               -----------

Cash flows from investing activities:
       Investment in joint venture                                 (19,500)
       Net proceeds from sale of investment                      1,253,848
       Deferred disposition fees                                    42,548
                                                               -----------
Net cash provided by
    investing activities                                         1,276,896
                                                               -----------

Cash flows from financing activity:
    Distributions to partners                                   (1,178,128)
                                                               -----------

Net increase in cash
    and cash equivalents                                           199,724

Cash and cash equivalents:
    Beginning of period                                          2,215,637
                                                               -----------

    End of period                                            $   2,415,361
                                                               ===========



           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2002 and December 31, 2001 and its changes of net assets in liquidation and the results of its operations for the three month periods ended March 31, 2002 and 2001, respectively, and its cash flows for the three months ended March 31, 2001. These adjustments are of a normal recurring nature.

         See notes to financial statements included in the Partnership's 2001 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

         Copley Pension Properties VII; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in March 1989 and had disposed of all its real estate investments as of December 31, 2001. The Partnership sold its last remaining asset in April 2001. On December 31, 2001, the Partnership adopted a plan of liquidation and intends to liquidate and dissolve in 2002.

         In connection with its adoption of a plan of liquidation on December 31, 2001, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

Note 2 - Real Estate Joint Ventures
-----------------------------------

         On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $1,418,250. The Partnership received its 31% share of the net proceeds, $1,364,298 after closing costs, and recognized a gain on the sale of $321,632 ($7.57 per limited partnership unit) on the sale. A disposition fee of $42,548 was accrued but not paid to AEW Real Estate Advisors, Inc. In accordance with the Partnership agreement, this fee was reversed during the second quarter of 2001. On March 29, 2001, the Partnership made a capital distribution of $1,178,128 ($28.00 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

         The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:


                             Assets and Liabilities
                             ----------------------

                                            March 31, 2002     December 31, 2001
                                            --------------     -----------------
Assets

   Other                                    $            -         $      9,500
                                            ---------------        ------------
                                                         -                9,500
Liabilities                                              -                9,500
                                            ---------------        ------------

Net assets                                  $            -         $          0
                                            ===============        ============


                              Results of Operations

                                                    Three Months Ended March 31,
                                                   2002                 2001
                                                -----------          -----------
Revenue

     Rental income                          $            -         $     87,305
                                            --------------         ------------
                                                         -               87,305
                                            --------------         ------------

Expenses

     Operating expenses                                  -               63,140
     Depreciation and amortization                       -               12,151
                                            --------------         ------------
                                                         -               75,291
                                            --------------         ------------

Net income                                  $            -         $     12,014
                                            ===============        ============

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP


Note 3 - Property
-----------------

         On April 6, 2001, the Partnership sold its Drilex investment to an unaffiliated third party for gross proceeds of $2,500,000. The Partnership received net proceeds of $2,361,968 and recognized a gain of $68,290 ($1.61 per Unit) on the sale. On April 26, 2001, the Partnership made a capital distribution of $2,272,104 ($54.00 per Unit) from the proceeds of the sale.

Note 4 - Accrued expenses for liquidation
-----------------------------------------

         Accrued expenses for liquidation as of March 31, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $4,446 of such expenses.

         The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Accounting Policies
-------------------

         Revenue recognition

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


Liquidity and Capital Resources
-------------------------------

         The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999 and 2000 and two of which were sold in 2001. Through March 31, 2002, capital of $39,677,668 ($943.00 per limited partnership unit) has been returned to the limited partners; $36,091,951 as a result of sales, $3,249,109 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $57.00 per limited partnership unit.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

         At March 31, 2002, the Partnership had $686,083 in cash and cash equivalents, which is being retained as a reserve in connection with the liquidation of the Partnership. There have been no distributions of cash from operations since the second quarter of 2000 due to Prentiss Copystar's vacancy from September 1999 to August 2000 and its subsequent sale in February 2001 and insufficient cash flow from Drilex and the subsequent sale of Drilex in April 2001. However, a capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $27.00 per Unit and a distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $12.45 per Unit.


Results of Operations
---------------------

         Form of Real Estate Investment

         The Drilex investment was a wholly-owned property and was sold on April 6, 2001. The Prentiss Copystar real estate investment was structured as a joint venture. Prentiss Copystar was sold on February 26, 2001.


         Operating Factors

         As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 31% and 69% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 31% share of the gain of $321,632. At the time of the sale, Prentiss Copystar was 100% leased.

         As mentioned above, the Drilex property was sold on April 6, 2001 and the Partnership recognized a gain of $68,290. The property was 100% leased at the time of sale.

         Investment Results

         The investment results for the three month periods ended March 31, 2002 and 2001 are not comparable due to the sale of the Partnership's last two remaining properties in 2001, as discussed above.

         Portfolio Expenses

         The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership did not incur a management fee during the three month periods ended March 31, 2002 or 2001 due to the suspension of cash distributions since the third quarter of 2000.

         General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses were $39,992 for the three month period ended March 31, 2001.

         Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $4,446 of such expenses.

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2002


                                     PART II


                                OTHER INFORMATION







Item 6.     Reports on Form 8-K

                  Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                         COPLEY PENSION PROPERTIES VII;
                                         A REAL ESTATE LIMITED PARTNERSHIP
                                         (Registrant)



May 10, 2002
                                          /s/ Alison L. Husid
                                          -------------------------------
                                            Alison L. Husid
                                            President, Chief Executive Officer
                                            And Director of Managing General
                                            Partner, Seventh Copley Corp.





May 10, 2002
                                          /s/ Jonathan Martin
                                          -------------------------------
                                            Jonathan Martin
                                            Principal Financial and Accounting
                                            Officer of Managing General Partner,
                                            Seventh Copley Corp.