Form 10-Q
period 2002-06-30
COPLEY PENSION PROPERTIES VII
filed 2002-08-13
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 2002        Commission File Number  0-20126


                         COPLEY PENSION PROPERTIES VII;
                        A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                         04-3035851
     -------------------------------   ------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

              World Trade Center East
              Two Seaport Lane, 16th Floor
              Boston, Massachusetts                 02210
     ----------------------------------------    ----------
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


                         FOR QUARTER ENDED JUNE 30, 2002


                                     PART I


                              FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSET IN LIQUIDATION

                                             June 30, 2002    December 31, 2001
                                              (Unaudited)         (Audited)
                                              -----------      -----------------
Assets

Cash and cash equivalents                       $648,988          $743,747
                                                --------          --------
                                                $648,988          $743,747
                                                ========          ========


Liabilities and Partners' Capital

Accounts payable                                $  3,998          $ 84,212
Accrued expenses for liquidation                  86,918           109,000
                                                --------          --------
Total liabilities                                 90,916           193,212
                                                --------          --------

Net assets in liquidation:
    Limited partners ($57.00 per unit;
        160,000 units authorized, 42,076
        units issued and outstanding)            518,871           511,410
    General partners                              39,201            39,125
                                                --------          --------
Total partners' capital                          558,072           550,535
                                                --------          --------
                                                $648,988          $743,747
                                                ========          ========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                          Three Months Ended  Six Months Ended
                                            June 30, 2002      June 30, 2002
                                          ------------------  ----------------
Net Assets in liquidation at
     beginning of period                        $553,285          $550,535
                                                --------          --------

Increase during period:
     Operating Activities
         Interest Income                           4,787             7,537
                                                --------          --------
Net change in net assets in liquidation            4,787             7,537
                                                --------          --------

Net assets in liquidation at
     end of period                              $558,072          $558,072
                                                ========          ========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended   Six Months Ended
                                            June 30, 2001        June 30, 2001
                                          ------------------   ----------------
Investment Activity

Property rentals                            $    4,618           $  113,217
Property operating expenses                    (33,286)             (41,841)
                                            ----------           ----------
                                               (28,668)              71,376
Joint venture earnings                           3,709               11,200
                                            ----------           ----------
   Total real estate operations                (24,959)              82,576
    Gain (loss) on sale of joint venture        (4,397)             325,767
    Gain on sale of property                    68,264               68,264
Reversal of deferred disposition fees        1,427,406            1,427,406
                                            ----------           ----------
    Total real estate activity               1,466,314            1,904,013
Interest on cash equivalents                    30,901               63,725
                                            ----------           ----------
   Total investment activity                 1,497,215            1,967,738
                                            ----------           ----------
Portfolio Expenses

Management fees                                 52,332               52,332
General and administrative                      36,631               76,622
                                            ----------           ----------
                                                88,963              128,954
                                            ----------           ----------
Net Income                                  $1,408,252           $1,838,784
                                            ==========           ==========
Net income per limited partnership
   unit                                     $    33.13           $    43.26
                                            ==========           ==========
Cash distributions per limited
   partnership unit                         $   138.00           $   109.00
                                            ==========           ==========
Number of limited partnership units
   outstanding during the period                42,076               42,076
                                            ==========           ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                              Six Months Ended
                                               June 30, 2001
                                               -------------
Net cash provided by operating activities       $    82,881
                                                -----------

Cash flows from investing activities:
       Investment in joint venture                  (19,500)
       Net proceeds from sale of investment       3,592,395
       Deferred disposition fees                     42,548
                                                -----------
Net cash provided by
    investing activities                          3,615,443
                                                -----------

Cash flows from financing activity:
    Distributions to partners                    (4,586,284)
                                                -----------
Net decrease in cash
    and cash equivalents                           (887,960)

Cash and cash equivalents:
    Beginning of period                           2,215,637
                                                 ----------
    End of period                               $ 1,327,677
                                                ===========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2002 and December 31, 2001 and its changes of net assets in liquidation and the results of its operations for the three and six month periods ended June 30, 2002 and 2001, respectively, and its cash flows for the six months ended June 30, 2001. These adjustments are of a normal recurring nature.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

                             Assets and Liabilities
                             ----------------------

                                          June 30, 2002       December 31, 2001
                                         ---------------     ------------------
Assets
   Other                                  $          -         $      9,500
                                          ------------        -------------
                                                     -                9,500
Liabilities                                          -                9,500
                                          ------------        -------------
Net assets                                $          -         $          0
                                          ============        =============

                              Results of Operations
                              ---------------------

                                               Six Months Ended June 31,
                                           --------------------------------
                                               2002                 2001
                                           -----------          -----------
Revenue
     Rental income                        $          -         $     87,305
                                          ------------         ------------
                                                     -               87,305
                                          ------------         ------------
Expenses
     Operating expenses                              -               51,177
     Depreciation and amortization                   -               12,151
                                          ------------         ------------
                                                     -               63,328
                                          ------------         ------------
Net income                                $          -         $     23,977
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

Note 4 - Accrued expenses for liquidation
-----------------------------------------

     Accrued expenses for liquidation as of June 30, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and six month periods ended June 30, 2002, the Partnership incurred $17,636 and $22,082, respectively, of such expenses.

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

Liquidity and Capital Resources
-------------------------------

     The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999 and 2000 and two of which were sold in 2001. Through June 30, 2002, capital of $39,677,668 ($943.00 per limited partnership unit) has been returned to the limited partners; $36,091,951 as a result of sales, $3,249,109 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $57.00 per limited partnership unit.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

     At June 30, 2002, the Partnership had $648,988 in cash and cash equivalents, which is being retained as a reserve in connection with the liquidation of the Partnership. There have been no distributions of cash from operations since the second quarter of 2000 due to Prentiss Copystar's vacancy from September 1999 to August 2000 and its subsequent sale in February 2001 and insufficient cash flow from Drilex and the subsequent sale of Drilex in April 2001. However, a capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $27.00 per Unit and a distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $12.45 per Unit.

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

     Investment Results

     The investment results for the three and six month periods ended June 30, 2002 and 2001 are not comparable due to the sale of the Partnership's last two remaining properties in 2001, as discussed above.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership incurred management fees during the three and six month periods ended June 30, 2001 related to the distribution of operational cash previously held in reserves, as discussed above. No management fees have been incurred during 2002.

     General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses were $36,631 and $76,622, respectively, for the three and six month periods ended June 30, 2001.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and six month periods ended June 30, 2002, the Partnership incurred $17,636 and $22,082, respectively, of such expenses.

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 2002


                                     PART II


                                OTHER INFORMATION







Item 6.  Reports on Form 8-K

               Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

                              COPLEY PENSION PROPERTIES VII;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 13, 2002                   /s/ Alison L. Husid
                                  -----------------------------------
                                  Alison L. Husid
                                  President, Chief Executive Officer
                                  And Director of Managing General
                                  Partner, Seventh Copley Corp.





August 13, 2002                  /s/ Jonathan Martin
                                 ------------------------------------
                                 Jonathan Martin
                                 Principal Financial and Accounting
                                 Officer of Managing General Partner,
                                 Seventh Copley Corp.

                     STATEMENT PURSUANT TO 18 U.S.C. SS.1350

Pursuant to 18 U.S.C. ss.1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition of Copley Pension Properties VII at the end of such period and the results of operations of Copley Pension Properties VII for such period.

Dated: August 13, 2002                   /s/ Alison L. Husid
                                         --------------------------------------
                                         President and Chief Executive Officer
                                         of the Managing General Partner,
                                         Seventh Copley Corp.


Dated: August 13, 2002                   /s/ Jonathan Martin
                                         --------------------------------------
                                         Treasurer and Chief Financial Officer
                                         of the Managing General Partner,
                                         Seventh Copley Corp.