Form 10-Q
period 2002-09-30
COPLEY PENSION PROPERTIES VII
filed 2002-11-14
CIK 841285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2002             Commission File Number 0-20126




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


                      FOR QUARTER ENDED SEPTEMBER 30, 2002


                                     PART I


                              FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                               September 30, 2002       December 31, 2001
                                                    (Unaudited)              (Audited)
                                                   --------------       -----------------
Assets

Cash and cash equivalents                       $        616,811        $         743,747
                                                     -----------              -----------
                                                $        616,811        $         743,747
                                                     ===========              ===========


Liabilities and Partners' Capital

Accounts payable                                $              -        $          84,212
Accrued expenses for liquidation                          56,690                  109,000
                                                     -----------               ----------
Total liabilities                                         56,690                  193,212
                                                     -----------               ----------


Net assets in liquidation:
    Limited partners ($57.00 per unit;
        160,000 units authorized, 42,076
        units issued and outstanding)                    520,900                  511,410
    General partners                                      39,221                   39,125
                                                     -----------              -----------
Total partners' capital                                  560,121                  550,535
                                                     -----------              -----------
                                                $        616,811        $         743,747
                                                     ===========              ===========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                                Three Months Ended       Nine Months Ended
                                                September 30, 2002       September 30, 2002
                                                ------------------        ----------------
Net assets in liquidation at
     beginning of period                         $       558,072          $      550,535
                                                    ------------            ------------


Increase during period:
     Operating Activities
         Interest Income                                   2,049                   9,586
                                                    ------------            ------------
Net change in net assets in liquidation                    2,049                   9,586
                                                    ------------            ------------


Net assets in liquidation at
end of period                                    $       560,121          $      560,121
                                                    ============            ============


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)                                       Three Months Ended              Nine Months Ended
                                                  September 30, 2001              September 30, 2001
                                                  ------------------              ------------------
INVESTMENT ACTIVITY

Property rentals                                   $                -             $         113,217
Property operating expenses                                       (26)                      (41,867)
                                                          -----------                   -----------
                                                                  (26)                       71,350

Joint venture earnings                                              -                        11,200
                                                          -----------                   -----------

   Total real estate operations                                   (26)                       82,550

    Gain on sale of joint venture                               3,311                       329,078
    Gain on sale of property                                       26                        68,290
    Reversal of deferred disposition fees                           -                     1,427,406
                                                          -----------                   -----------

    Total real estate activity                                  3,311                     1,907,324

Interest on cash equivalents                                    8,155                        71,880
                                                          -----------                   -----------
   Total investment activity                                   11,466                     1,979,204
                                                          -----------                   -----------

PORTFOLIO EXPENSES

Management fees                                                     -                        52,332
General and administrative                                     44,590                       121,212
                                                          -----------                   -----------
                                                               44,590                       173,544
                                                          -----------                   -----------

Net income (loss)                                  $          (33,124)            $       1,805,660
                                                          ===========                   ===========
Net income (loss) per limited
   partnership unit                                $            (0.78)            $           42.49
                                                          ===========                   ===========

Cash distributions per limited
   partnership unit                                $            12.45             $          121.45
                                                           ==========                   ===========

Number of limited partnership units
   outstanding during the period                               42,076                        42,076
                                                           ==========                   ===========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                            Nine Months Ended
                                                            September 30, 2001
                                                           -------------------

Net cash used for operating activities                     $           (11,900)
                                                                   -----------

Cash flows from investing activities:
       Investment in joint venture                                     (44,686)
       Net proceeds from sale of investments                         3,685,546
       Deferred disposition fees                                        42,548
                                                                   -----------
Net cash provided by
    investing activities                                             3,683,408
                                                                   -----------

Cash flows from financing activity:
    Distributions to partners                                       (5,115,421)
                                                                   -----------

Net decrease in cash
    and cash equivalents                                            (1,443,913)

Cash and cash equivalents:
    Beginning of period                                              2,215,637
                                                                    ----------

    End of period                                          $           771,724
                                                                   ===========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2002 and December 31, 2001 and its changes of net assets in liquidation and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, respectively, and its cash flows for the nine months ended September 30, 2001. These adjustments are of a normal recurring nature.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

         The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

                             Assets and Liabilities
                             -----------------------

                                   September 30, 2002       December 31, 2001
                                   ------------------      ------------------
Assets

   Other                                $           -           $       9,500
                                        -------------           -------------
                                                    -                   9,500
Liabilities                                         -                   9,500
                                        -------------           -------------

Net assets                              $           -           $           0
                                        =============           =============


                              Results of Operations

                                              Nine Months Ended September 30,
                                              2002                     2001
                                           -----------              -----------

Revenue

     Rental income                        $          -             $     87,305
                                          ------------             ------------
                                                     -                   87,305
                                          ------------             ------------

Expenses

     Operating expenses                              -                   51,177
     Depreciation and amortization                   -                   12,151
                                          ------------             ------------
                                                     -                   63,328
                                          ------------             ------------

Net income                                $          -             $     23,977
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

Note 4 - Accrued expenses for liquidation

         Accrued expenses for liquidation as of June 30, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and nine month periods ended September 30, 2002, the Partnership incurred $30,228 and $52,310, respectively, of such expenses.

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

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting Policies

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

Liquidity and Capital Resources

         The Partnership's offering of units of limited partnership interest was completed as of September 30, 1990. A total of 42,076 units were sold. The Partnership received proceeds of $36,522,542, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments, one of which was sold in each of 1991, 1994, 1998, 1999 and 2000 and two of which were sold in 2001. Through September 30, 2002, capital of $39,677,668 ($943.00 per limited partnership unit) has been returned to the limited partners; $36,091,951 as a result of sales, $3,249,109 in 1996 as a result of a discretionary reduction of cash reserves and $621,883 as a result of a distribution of original working capital. As a result of sales and similar transactions, the adjusted capital contribution was reduced to $57.00 per limited partnership unit.

COPLEY PENSION PROPERTIES VII;
A REAL ESTATE LIMITED PARTNERSHIP

         At September 30, 2002, the Partnership had $616,811 in cash and cash equivalents, which is being retained as a reserve in connection with the liquidation of the Partnership. There have been no distributions of cash from operations since the second quarter of 2000 due to Prentiss Copystar's vacancy from September 1999 to August 2000 and its subsequent sale in February 2001 and insufficient cash flow from Drilex and the subsequent sale of Drilex in April 2001. However, a capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $27.00 per Unit and a distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $12.45 per Unit.

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

         Investment Results

         The investment results for the three and nine month periods ended June 30, 2002 and 2001 are not comparable due to the sale of the Partnership's last two remaining properties in 2001, as discussed above.

         Portfolio Expenses

         The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership incurred management fees during the nine month period ended September 30, 2001 related to the distribution of operational cash previously held in reserves, as discussed above. No management fees have been incurred during 2002.

         General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses were $44,590 and $121,212, respectively, for the three and nine month periods ended September 30, 2001.

         Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and nine month periods ended September 30, 2002, the Partnership incurred $30,228 and $52,310, respectively, of such expenses.

         Controls and Procedures

         Based on the Partnership's evaluation within 90 days of the filing of this Form 10-Q, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                         COPLEY PENSION PROPERTIES VII;

                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2002


                                     PART II

                                OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

          a) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002.
          b) Exhibit 99.1: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                                  Exhibit Index

Exhibit                                                           Page
Number               Exhibit                                      Number
------               -------                                      ------

99.1                 Certification pursuant to Section            17,18
                     906 of the Sarbanes-Oxley Act
                     of 2002.

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

                                          COPLEY PENSION PROPERTIES VII;
                                          A REAL ESTATE LIMITED PARTNERSHIP
                                          (Registrant)



November 14, 2002
                                          /s/ Alison L. Husid
                                          -------------------------------
                                          Alison L. Husid
                                          President, Chief Executive Officer
                                          And Director of Managing General
                                          Partner, Seventh Copley Corp.

November 14, 2002
                                          /s/ Jonathan Martin
                                          --------------------------------
                                          Jonathan Martin
                                          Principal Financial and Accounting
                                          Officer of Managing General Partner,
                                          Seventh Copley Corp.

                                 CERTIFICATIONS

I, Alison L. Husid, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Copley Pension Properties VII; A Real Estate Limited Partnership;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002
                               /s/ Alison L. Husid
                               -------------------------------------
                               Alison L. Husid
                               President and Chief Executive Officer
                               of the Managing General Partner, Seventh
                               Copley Corp.

                                 CERTIFICATIONS

I, Jonathan Martin, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Copley Pension Properties VII; A Real Estate Limited Partnership;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002
                                   /s/ Jonathan Martin
                                   -------------------------------------
                                   Jonathan Martin
                                   Treasurer and Chief Financial Officer
                                   of the Managing General Partner, Seventh
                                   Copley Corp.